Form 10-K405
period 1995-02-28
REEDS JEWELERS INC
filed 1995-05-30
CIK 805900

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                   FORM 10-K

    (MARK ONE)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1995
   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-15247

                             ---------------------

                              REEDS JEWELERS, INC.
             (Exact name of registrant as specified in its charter)

                    NORTH CAROLINA                          56-1441702
           (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)             Identification No.)
            2525 SOUTH SEVENTEENTH STREET

              WILMINGTON, NORTH CAROLINA                      28401
           (Address of principal executive
                        offices)                            (Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (910) 350-3100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock $.10 Par Value
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 16, 1995 (computed by reference to the last reported sales price of the registrant's common stock on NASDAQ on such date) was $6,668,000.

     The number of shares outstanding as of May 16, 1995 of the registrant's common stock, par value $.10 per share, was 3,819,387.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated by reference into the indicated Part of the Annual Report of Form 10-K to the extent indicated in such Part:

          Part III of the registrant's definitive Proxy Statement for the 1995
     Annual Meeting of Shareholders.
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Reeds Jewelers, Inc. (the "Company" or the "Registrant") operates 78 specialty retail jewelry stores primarily in enclosed regional malls located principally in the sunbelt section of the United States. The Company was incorporated under the laws of North Carolina in 1984 as part of a reorganization whereby a number of affiliated corporations under common ownership became subsidiaries of the Company. The oldest of these affiliated corporations was incorporated as a North Carolina corporation in 1946.

PRINCIPAL PRODUCTS, MARKETS, AND METHODS OF DISTRIBUTION

     The Company's stores, which are operated under the names of Reeds Jewelers and Mills Jewelers, offer a wide selection of merchandise, including diamond rings and jewelry, gold jewelry and chains, gemstone rings, watches, and other fine jewelry. Most of the diamonds sold by the Company are up to one carat, with a limited selection of larger diamonds. Gold jewelry items sold in the Company's stores are primarily 14 carat, and its gemstone rings contain either precious stones (such as rubies, sapphires, and emeralds) or semi-precious gems (such as opals, blue topaz, amethyst, and garnets). Watches offered by the Company represent many popular brand names in a broad range of price points. Sales by class of similar products which accounted for 10 percent or more of net sales during each of the last three fiscal years were as follows:

                                CLASS                                1995     1994     1993
    -------------------------------------------------------------    ----     ----     ----
    Diamonds & Precious Gems.....................................    52.8%    49.2%    42.6%
    Karat Gold Jewelry & Semi-precious Gems......................    21.9%    22.7%    25.9%
    Watches......................................................    14.3%    16.3%    17.6%

     Approximately 80% of the products sold by the Company are purchased through a centralized merchandising department at the Company's headquarters. The centralization of buying allows the Company to establish long-term relationships with vendors that provide a continuing source of product supply, consistent quality control, and competitive pricing. As of February 28, 1995, the Company operated 77 stores, of which 23 were located in North Carolina, 12 in South Carolina, 10 in Florida, 7 in Virginia, 7 in Mississippi, 6 in Georgia, 4 in Tennessee, 3 in Oklahoma, 2 in West Virginia, and 1 each in Alabama, Illinois, and Kansas. Since February 28, 1995, the Company has opened a new store in Virginia and plans to open an additional five to seven stores in the current fiscal year if suitable locations become available. The Company chooses its locations based upon the aggregate amount of jewelry business being done in the mall being considered and also upon the amount of rent that will be charged for the location.

     The Company's stores range in size from approximately 650 to 2,100 square feet of selling space. Approximately 75% of the merchandise sold in an individual store is available in all the Company's stores, and the remainder is chosen to meet the demand for particular merchandise at an individual store.

SOURCES AND AVAILABILITY OF MERCHANDISE

     The Company employs experienced buyers who concentrate on purchasing specific product lines from many suppliers in the United States and abroad. Most of the Company's purchases are finished merchandise, which it obtains at attractive prices and terms. The Company also arranges about 10% of its own finished goods production by purchasing gold castings for rings, pendants, and other items from several domestic sources and engaging independent goldsmiths to polish the castings and set the stones supplied by the Company.

     In the fiscal year ended February 28, 1995, the Company's three largest suppliers accounted for 10.9%, 5.3%, and 5.1%, respectively, of the Company's total merchandise purchases, with no other supplier accounting for more than 4.7%. Alternate sources exist for all merchandise provided by the Company's suppliers, with the exception of any particular name brand.

     The supply and price of diamonds are substantially controlled by DeBeers Consolidated Mines Ltd. ("DeBeers"). The availability of diamonds to DeBeers and the Company's suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, Australia, and certain countries of the former Soviet Union. Any sustained interruption in the supply of diamonds from the producing countries could adversely affect the Company and the retail jewelry industry as a whole. DeBeers maintains a large inventory of diamonds outside the producing countries, however, mitigating the impact of volatility in supply from the producing countries. Although changes in DeBeer's pricing cannot be predicted and could have an adverse impact on the Company's business, the Company believes DeBeers has had a stabilizing influence on the world diamond markets.

SEASONALITY

     The Company's business is seasonal in nature. The fourth quarter, which includes the major part of the Christmas selling season, produces higher sales and earnings than any of the first three quarters. Net sales and net earnings for each quarter as a percentage of annual net sales and net earnings for the three most recent fiscal years were:

                              NET SALES                              1995     1994     1993
    -------------------------------------------------------------    ----     ----     ----
    First Quarter................................................    19.2%    17.8%    19.1%
    Second Quarter...............................................    19.3%    20.6%    20.0%
    Third Quarter................................................    23.6%    23.0%    22.9%
    Fourth Quarter...............................................    37.9%    38.6%    38.0%

    NET EARNINGS
    -------------------------------------------------------------
    First Quarter................................................     8.0%     4.1%     3.3%
    Second Quarter...............................................     9.9%    12.2%     0.4%
    Third Quarter................................................    16.6%    12.9%     3.7%
    Fourth Quarter...............................................    65.5%    70.8%    92.6%

PROPRIETARY CREDIT AND OTHER WORKING CAPITAL ITEMS

     As is customary in the retail jewelry business, the Company finances some of its customers' purchases. Proprietary credit sales represented approximately 53% of net sales in 1995 and approximately 52% and 54% of net sales during 1994 and 1993, respectively. The Company operates its centralized credit functions under its wholly-owned subsidiary, Reeds Financial Services, Inc. ("RFSI"). All credit extension, collection, and related activities are administered through RFSI.

     The Company extends credit to its customers under a level-pay plan. Finance charges, subject to rate ceilings imposed by the various state laws, are assessed on customers account balances. Credit is granted for varying lengths of time, generally requiring payments of 5% of the individual customer's highest balance, with minimum payments of $25 per month. Customers are also offered a layaway plan that allows them to set items aside and pay for them over a period of up to six months with no interest charges. The Company also provides optional insurance coverage for all credit purchases.

     Accounts receivable (prior to allowance for doubtful accounts) increased 14.5% to $38,248,000 at February 28, 1995 from $33,411,000 at February 28, 1994, and had increased 8.9% from $30,668,000 at February 28, 1993. The allowance for doubtful accounts was 7.5% of accounts receivable (prior to allowance for doubtful accounts) at the end of each of the three fiscal years. Bad debt expense as a percentage of net sales decreased to 3.9% in the fiscal year ended February 28, 1995 from 4.1% and 4.7% in the years ended February 28, 1994 and 1993, respectively. The Company maintained its allowance at 7.5% because of the general economic climate, in spite of having 9.4% less delinquency at February 28, 1995 than at the end of the prior year, when delinquency was 10.5% lower than at the prior year-end. The Company's policies and procedures regarding credit authorization, collection, and write-off have not changed during the three-year period. Primarily as a result of the higher accounts receivable, finance charges grew to $6,012,000 in the fiscal year ended February 28, 1995 from $5,435,000 and $4,967,000 in the fiscal years ended February 28, 1994 and 1993, respectively.

     The Company believes that customer satisfaction is a valuable form of advertising and therefore stands behind its sales with repair services and return and trade-in policies. The Company's policy is to accept, in exchange for a full refund, any item of merchandise returned within thirty days of its purchase. Diamond jewelry is backed by the Company with a lifetime warranty. The Company also has a trade-in policy, pursuant to which a customer may exchange a diamond in partial payment for one of higher value.

CUSTOMERS

     As a retail organization, the Company is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the business of the Company.

COMPETITION

     The retail jewelry industry is highly competitive and fragmented, with a large number of independent jewelry retailers. According to National Jeweler, a trade publication, based on the number of units, the Company is the eleventh largest retail jewelry chain in the United States. However, the jewelry chains believed by the Company to be the two largest (Zale Corporation and Sterling, Inc.) are substantially larger than the Company and compete directly with the Company in a number of markets. Although the Company considers its primary competition to be other jewelry outlets in the malls in which it operates, it also competes for customers in various markets with other regional chains, department stores, discount stores, catalog showrooms, direct mail suppliers, and television shopping networks.

     The Company believes the retail jewelry industry competes primarily on the basis of reputation, value, service, location, and fashion. Success is substantially dependent on the experience, training, and enthusiasm of sales personnel and the ability to respond quickly to the level of consumer demand for particular items of merchandise. The Company seeks to maintain and increase its market position by aggressively promoting competitive prices and value, by offering quality products and services, and by employing superior inventory replenishment and management information systems.

EMPLOYEES

     As of February 28, 1995, the Company had a total of 713 full-time and part-time employees. Of these, 147 were employed in the corporate headquarters and the remaining 566 were employed in the stores. Throughout the year, the Company hires a number of part-time employees, primarily during the holiday shopping seasons. Approximately 70% of all employees during the year are full-time and 30% are part-time.

MISCELLANEOUS

     The Company has made public no information about any new product that would require the investment of a material amount of assets or that otherwise is material.

     The Company holds no material patents, trademarks, licenses, franchises, or concessions.

     As a retail organization, the Company maintains no significant amount of backlog orders.

     No portion of the Company's business involves contracts or subcontracts with the United States government.

     The Company has an agreement to receive royalties, which are immaterial in amount, from sales of a software product to jewelers and other retailers which the Company and the marketing vendor developed.

     Federal, state, and local laws and regulations relating to the protection of the environment are generally inapplicable to the operations of the Company and, accordingly, are not expected to have a material effect on the Company's business.

ITEM 2. PROPERTIES

     With the exception of its downtown Wilmington location, which it owns, the Company occupies its various store premises under lease arrangements which are generally on a five to ten year basis with monthly payments of normally four to six percent of sales (generally defined as total receipts, net of returns, exchanges, and sales taxes), subject to minimum payments. Two of the Company's stores are leased in a strip shopping center and the remaining 79 leases are for locations in enclosed regional shopping malls. Under the terms of the typical lease, the Company is required to maintain and conform its usage to specified standards, often including required advertising expenditures, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities, and taxes. The table below sets forth information with respect to the expiration of leases on locations in operation or committed to by the Company as of February 28, 1995:

                                                                   NUMBER OF LEASES
                            YEAR OF EXPIRATION                       WHICH EXPIRE
            ---------------------------------------------------    ----------------
            1995...............................................            3
            1996...............................................            9
            1997...............................................            4
            1998...............................................            9
            1999...............................................            8
            2000...............................................            9
            2001...............................................           13
            2002...............................................            7
            2003...............................................            3
            2004...............................................            4
            2005...............................................            7
            2006...............................................            4
            2007...............................................            1

     Leases for 9,851 square feet and 7,980 square feet for the Corporate Headquarters in Wilmington, North Carolina are with related parties and expire December 31, 2006 and June 30, 1996, respectively. Additional information regarding these leases is incorporated herein by reference to the information contained under the heading Certain Relationships and Related Transactions in
Item 13 of Part III of this document.

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of May 16, 1995 there were 3,819,387 shares outstanding held by approximately 200 shareholders of record plus approximately 800 non-objecting beneficial owners whose shares are held in nominee or "street" name by brokers. The Company has not paid any cash dividends on its stock since its inception, and has no intention to pay cash dividends in the foreseeable future (See Footnote 2 to the Consolidated Financial Statements). The Company's common stock trades on the NASDAQ National Market under the symbol REED. The quarterly high and low sales prices of the Company's common stock (adjusted for the 10% stock dividend issued on August 1, 1994) for the fiscal years ended February 28, 1995 and 1994 were as follows:

                  FISCAL YEAR ENDED FEBRUARY 28, 1995                    HIGH        LOW
    ----------------------------------------------------------------    -------     ------
    Fourth Quarter..................................................    $11.500     $7.500
    Third Quarter...................................................     11.500      7.000
    Second Quarter..................................................     12.000      9.500
    First Quarter...................................................     11.925      9.450

    FISCAL YEAR ENDED FEBRUARY 28, 1994
    ----------------------------------------------------------------
    Fourth Quarter..................................................    $11.925     $8.325
    Third Quarter...................................................      9.450      5.625
    Second Quarter..................................................      6.075      5.175
    First Quarter...................................................      5.625      4.725

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

                                        1995        1994        1993        1992        1991
                                       -------     -------     -------     -------     -------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER
                                                             OF STORES)
    Net Sales........................  $77,496     $67,305     $58,356     $53,725     $50,878
    Bad Debt Expense.................    3,000       2,761       2,716       2,983       2,664
    Interest Expense.................    3,040       2,957       3,183       3,595       3,827
    Net Earnings.....................    4,113       3,180       2,115       1,103         964
    Earnings Per Share...............     1.08         .83         .56         .29         .25
    Working Capital..................   45,815      38,828      37,489      35,973      35,861
    Total Assets.....................   77,401      67,499      60,779      57,950      58,763
    Long-Term Debt, Less Current.....   29,278      25,803      28,161      30,299      33,080
    Shareholders' Equity.............   25,827      21,666      18,486      16,371      15,268
    Number of Stores.................       77          71          66          67          65

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Sales and Other Revenues

     At February 28, 1995 the Company operated 77 stores in twelve states compared to 71 stores in eleven states and 66 stores in eleven states at February 28, 1994 and 1993, respectively. Total net sales for fiscal 1995 were up 15% to $77,496,000 from $67,305,000 in fiscal 1994 which were 15% higher than sales of $58,356,000 in fiscal 1993. Same store sales, or stores open in comparable periods, increased 9% in 1995 compared to increases of 12% and 9% in 1994 and 1993, respectively.

     Average sales per store increased 8% to $1,057,000 per store in 1995; average sales per store were $975,000 and $869,000 in 1994 and 1993, respectively. Average sales per employee rose 14% to $108,690 in 1995 and were 14% higher in 1994 over 1993, increasing to $95,740 from $84,293. Average sales per selling square foot increased 5% to $911 in 1995, after rising 8% in 1994 to $864 from $802. The increase in sales in

1995 resulted from an increase in the average sales transaction which was up 12% to $146, while the number of sales transactions increased 3%. The average sales transaction in 1994 was 11% higher than in 1993, and the number of sales transactions increased 4% in 1994 compared to 1993.

     Other revenues increased $725,000 in 1995 and $770,000 in 1994 over the prior year. The increases resulted primarily from higher levels of accounts receivable and the finance charges and credit insurance revenues related thereto. Finance charges were the primary component in each of the years, representing 70%, 69%, and 69% of other revenues in 1995, 1994, and 1993, respectively, with credit insurance products (property, disability, unemployment, and life) accounting for 11%, 10%, and 9% in the three years, respectively. Income from extended service agreements accounted for 15%, 12%, and 8% of other revenues in 1995, 1994, and 1993, respectively. All other revenue items were less than 5% of the total.

  Gross Profit

     Gross profit (net of occupancy costs) was 42.2% of net sales in 1995, 42.6% in 1994, and 42.3% in 1993. More promotional pricing in the diamond and gold categories in order to build market share caused the decrease in gross margins in 1995. The increase in gross margins in 1994 resulted from the leveraging of occupancy costs over higher average sales per store. The Company continues to enjoy competitive pricing on its purchases of merchandise. The Company also plans to continue its aggressive approach to building market share by opening new stores and increasing sales in existing stores, and anticipates that margins during the year ending February 29, 1996 will be no better than last year.

  Selling, General, and Administrative Expenses (SG&A)

     Selling, general, and administrative expenses as a percentage of net sales were 37.5%, 38.4%, and 38.7% in 1995, 1994, and 1993, respectively. In 1995, in support of the Company's approach to building market share, the Company increased advertising expenditures by 11% over the prior year; in 1994, advertising was raised by 24%. For 1995, 1994, and 1993, advertising represented 4.7%, 4.5%, and 4.2% of net sales, respectively. Compensation expenses rose nearly 15% in 1995 and accounted for 64% of SG&A expenses; similar expenses increased 13% in 1994 over 1993, and represented 63% and 64% of total SG&A, respectively during the two years.

  Bad Debt Expense

     Bad debt expense increased 8.7% to $3,000,000 (3.9% of net sales) in the year ended February 28, 1995 from $2,761,000 (4.1% of net sales) in 1994; bad debt expense in 1993 was $2,716,000 (4.7% of net sales). Actual write-offs as a percentage of net sales during each of the years was 3.4% in 1995, 3.8% in 1994, and 4.4% in 1993.

     The allowance for doubtful accounts at the end of each of the three years was 7.5% of customer receivables (prior to the allowance for doubtful accounts). The Company's policies and procedures regarding credit authorization, collection, and write-off have not changed during the three-year period. Delinquent accounts (accounts more than 90 days past due) represented 7.7%, 8.5%, and 9.5% of the Company's accounts receivable portfolio at February 28, 1995, 1994, and 1993, respectively.

  Interest Expense

     Interest expense decreased to 3.9% of net sales in 1995 from 4.4% in 1994 and 5.5% in 1993. About 65% of the $83,000 increase in 1995 was caused by higher interest rates charged to the Company for its variable rate debt, while 87% of the $226,000 decrease in 1994 resulted from lower average debt outstanding throughout the year.

  Income Taxes

     The provision for income taxes was $2,110,000 (33.9% effective rate) in 1995, $1,789,000 (36.0% effective rate) in 1994, and $1,200,000 (36.2% effective rate) in 1993. The lower effective rates in each of the last two years resulted primarily from the benefits attributable to the captive insurance company and from a reduction in the Company's state income taxes as a result of being able to use a portion of the Company's state net operating loss carryovers.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires cash for purchasing inventory, opening new stores, making leasehold improvements, and acquiring equipment. Working capital needs normally peak in the fall as the Company increases inventories to meet anticipated demand during the all-important Christmas selling season. The Company's long-term growth strategy will require increasing working capital to fund capital expenditures, receivables, and inventories for new stores while the Company makes annual payments through 1998 on its senior secured and senior subordinated notes. These working capital needs will be financed through funds generated from operations and bank lines described below. Cash used in operations was $802,000 in 1995, and cash provided by operations was $2,373,000 in 1994, and $2,037,000 in 1993.

     Capital expenditures totaled $2,823,000 in 1995, $1,211,000 in 1994, and $659,000 in 1993. The Company relocated a store in Hattiesburg MS, and opened new stores in 1995 in Gainesville and Melbourne FL, Parkersburg WV, Fayetteville and Asheville NC, Topeka KS, and Atlanta GA. The Company closed a store in Columbus GA during the year.

     Since year end, the Company has opened a new store in Fredricksburg, VA and plans to open five to seven more new stores in the current fiscal year. The Company has budgeted $2,700,000 for capital expenditures in the fiscal year ending February 29, 1996 for new store openings, major and minor remodels, and for various other equipment. These capital expenditures will be financed through funds generated from operations and bank lines described below.

  Debt

     Borrowings under the Company's revolving credit facility averaged $17.0 million in 1995, $12.6 million in 1994, and $11.1 million in 1993. The maximum borrowings outstanding under the facility at any time during each year were $22.0 million in 1995, $16.0 million in 1994, and $14.7 million in 1993. At February 28, 1995, $19.0 million was outstanding under the facility, compared to $12.2 million and $11.3 million at February 28, 1994 and 1993, respectively.

     Since February 28, 1995, the Company has renewed and increased the revolving credit facility with two commercial banks through June 30, 1996. The Company's revolving credit facility makes available $22 million at April 1, 1995, increasing throughout the 1996 fiscal year to a maximum of $27 million through January 31, 1996. For the period from February 1, 1996 through April 30, 1996 and the period from May 1, 1996 to the end of the agreement at June 30, 1996, the Company can borrow up to $24 million and $25 million, respectively. The Company will pay interest under the revolving credit facility at 30-day LIBOR plus 165-171 basis points, capped at the bank's prime rate less 0.25%.

     The Company also has $5.7 million in senior secured notes with four insurance companies, with interest payable quarterly at 10.79% and four remaining annual principal payments of $1.4 million due in October of each year through 1998. In addition, the Company has $6.9 million in a senior subordinated note with another insurance company, with interest payable quarterly at 12.11% and quarterly principal payments of $457,000 through October 1998.

     In order to hedge the interest rates related to the senior secured notes and the senior subordinated note, on May 23, 1994, the Company entered into an interest rate swap with a major commercial bank as the counterparty. The swap is for a term of two years ending May 24, 1996 at notional amounts of $15 million for the first year and reducing to $12 million for the second year, approximating the outstanding average balances on the senior secured notes and the senior subordinated note. At the end of each six month period during the term of the swap, the Company will receive an annualized fixed rate of 6.35% and will pay the six-month LIBOR rate in effect, at the counterparty's option, at either the beginning or the end of each six-month period. The risk associated with this swap is a function of the change in the floating LIBOR rate, which would have to be approximately 130 basis points higher at any determination date than it was at the time the swap agreement was initiated in order for the Company to have a net expense for the period. Rates have risen during the first year of the agreement and resulted in an expense of approximately $8,000 at the first reset date; the Company expects a similar expense at May 24, 1995, the second reset date. Management does not expect significant changes in interest rates during the final year of the agreement, and therefore expects any impact on earnings, positive or negative, resulting from this agreement to be small.

     The Company also has subordinated notes totaling $900,000 with three related parties, with interest payable monthly at the prime rate quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the senior notes and the existing revolving bank note, which are collateralized by substantially all of the Company's assets.

  Impact of Inflation

     The Company generally follows the practice of passing on increases in the cost of its merchandise to its customers. Increases in labor and other costs must be recovered through operating efficiencies and improved gross profits.

     At this time, management knows of no other material events or uncertainties which would cause the financial information contained herein not to be indicative of the operating results or future financial condition of Reeds Jewelers, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For information required by this item, see "Index to Financial Statements and Financial Statement Schedules" beginning at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the information contained under the heading "Election of Directors" in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders (except for the information contained under the subheadings "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions," which is not incorporated herein by reference).

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information contained under the heading "Compensation of Executive Officers" in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information contained under the heading "Election of Directors" in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders (except for the information contained under the subheadings "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions," which is not incorporated herein by reference).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases it corporate headquarters from a partnership comprised of Alan M. Zimmer, Herbert J. Zimmer, Jeffrey L. Zimmer, and Arlene Z. Schreiber. Alan M. Zimmer is President and Chief Executive Officer of the Company and Herbert J. Zimmer, Jeffrey L. Zimmer, and Arlene Z. Schreiber are all Directors. Monthly rental payments under this lease are $13,300. The Company also pays the related insurance, property taxes, maintenance fees, and utilities for this location. The lease for this property expires December 31, 2006. Based on rentals charged for comparable properties in Wilmington, the Company believes the terms of the lease are no less favorable to the Company than those that could be obtained from unaffiliated parties.

     The Company leases 7,980 square feet of space in an office plaza adjacent to the Company's headquarters and owned by a partnership comprised of Alan M. Zimmer, Herbert J. Zimmer, and Jeffrey L. Zimmer. Rental payments for the leased space housing the Company's accounting, credit, and repair operations are $7,008 per month. The Company also pays the related insurance, property taxes, and utilities for this location. The lease for this space expires June 30, 1996. Based on rentals charged, the Company believes the terms of the lease are no less favorable to the Company than those that could be obtained from unaffiliated parties.

     Alan M. Zimmer, Herbert J. Zimmer, and Jeffrey L. Zimmer, through a partnership, own property upon which a parking lot for the corporate headquarters is located. This location has been leased to the Company for an extended one-year term expiring May 31, 1996 with monthly rentals of $1,184. The Company also pays the related insurance, property taxes, maintenance fees, and utilities for this facility. Based on rentals charged for comparable properties in Wilmington, the Company believes the terms of the lease are no less favorable than those that could be obtained from unaffiliated parties.

     Herbert J. Zimmer and Jeffrey L. Zimmer are partners in the law firm of Zimmer and Zimmer, which serves as general counsel to the Company. During the fiscal year ended February 28, 1995, the Company paid Zimmer and Zimmer legal fees and reimbursement of costs advanced in the amount of $175,000; the Company paid $186,000 and $167,000 to Zimmer and Zimmer in 1994 and 1993, respectively.

     Between June 30, 1989 and February 6, 1990, the Company borrowed a total of $1,370,000 from three of its principal shareholders, of which $470,000 was repaid as of May 18, 1990. Interest is paid monthly on the amounts borrowed at the prime rate as quoted each month in The Wall Street Journal. The amounts remaining outstanding under the notes are $615,000 to Alan M. Zimmer, $185,000 to Arlene Z. Schreiber, and $100,000 to Ronna T. Zimmer (the wife of Herbert J. Zimmer). These amounts are evidenced by various subordinated notes and are due upon full payment of all senior obligations or with approval of all senior lenders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) AND (2)     Financial Statement and Financial Statement Schedule: The
                   financial statements, financial statement schedule and report of independent auditors listed in the accompanying index are filed as part of this annual report.

(a)(3) EXHIBITS:

      3(a)   Charter and Charter Amendments of the Registrant, as amended effective June 28,
             1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1991, file number 0-15247)
      3(b)   Bylaws of the Registrant, as amended effective August 10, 1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28,
             1991, file number 0-15247)
      4      Registrant undertakes to furnish the Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.
     10(a)   Lease Agreement with Zimmer Brothers, a Partnership, dated February 13, 1986 and
             First Amendment dated August 15, 1986 (incorporated by reference to the
             Company's Registration Statement on Form S-1, file number 33-10091)
     10(b)   Second Amendment to Lease Agreement with Zimmer Brothers, a Partnership
             (incorporated by reference to the Company's Form 10-K for the fiscal year ended
             February 28, 1991, file number 0-15247)
     10(c)   1986 Employee Incentive Stock Option Plan (incorporated by reference to the
             Company's Registration Statement on Form S-1, file number 33-10091)
     10(d)   Shareholder Agreement (incorporated by reference to the Company's Registration
             Statement on Form S-1, file number 33-10091)
     10(e)   Consulting Agreement dated May 31, 1987 with Jed Dreifus (incorporated by reference to the Company's Form 8-K filed with the Commission on June 19, 1987, file number 0-15247)
     10(f)   Noncompetition Agreement dated May 28, 1987 with Jed Dreifus (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28,
             1989, file number 0-15247)
     10(g)   Lease Agreement with Zimmer Brothers, a Partnership, dated January 22, 1991
             (incorporated by reference to the Company's Form 10-K for the fiscal year ended
             February 28, 1991, file number 0-15247)
     10(h)   Master Equipment Lease Agreement dated October 15, 1990 with XL/DATACOMP, INC.
             (incorporated by reference to the Company's Form 10-K for the fiscal year ended
             February 28, 1991, file number 0-15247)
     10(i)   Reeds Jewelers 401(k) Profit Sharing Plan and Trust Summary (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28,
             1993, file number 0-15247)
     10(j)   1992 Director Stock Option Plan (incorporated by reference to the Company's Form
             10-K for the fiscal year ended February 28, 1993, file number 0-15247)
     10(k)   Amendment dated March 23, 1987 to 1986 Employee Incentive Stock Option Plan
             (incorporated by reference to the Company's Form 10-K for the fiscal year ended
             February 28, 1987, file number 0-15247)
     10(l)   Form of non-qualified supplemental executive retirement plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28,
             1994, file number 0-15247)
     10(m)   1994 Stock Option Plan
     21      List of Subsidiaries of the Registrant
     23.1    Consent of Ernst & Young LLP Independent Auditors
     27      Financial Data Schedule (For SEC Use Only)

(B) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of May, 1995.

                                          REEDS JEWELERS, INC.
                                             (Registrant)

                                          By       /s/  JAMES R. ROUSE

                                            ------------------------------------
                                                      (James R. Rouse)
                                               Treasurer and Chief Financial
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of May, 1995.

                  SIGNATURE                                         TITLE
- - ---------------------------------------------   ---------------------------------------------

             /s/  ALAN M. ZIMMER                President and Chief Executive Officer and
- - ---------------------------------------------     Director
              (Alan M. Zimmer)

           /s/  WILLIAM R. ZIMMER               Chairman of the Board of Directors
- - ---------------------------------------------
             (William R. Zimmer)

             /s/  JAMES R. ROUSE                Treasurer and Chief Financial Officer and
- - ---------------------------------------------     Director
              (James R. Rouse)

            /s/  ALLAN E. METZNER               Vice President and Corporate Controller
- - ---------------------------------------------     (Principal Accounting Officer)
             (Allan E. Metzner)

           /s/  ROBERTA G. ZIMMER               Secretary and Director
- - ---------------------------------------------
             (Roberta G. Zimmer)

         /s/  GARLAND WADDY GARRETT             Director
- - ---------------------------------------------
           (Garland Waddy Garrett)

          /s/  ARLENE Z. SCHREIBER              Director
- - ---------------------------------------------
            (Arlene Z. Schreiber)

           /s/  RICHARD F. SHERMAN              Director
- - ---------------------------------------------
            (Richard F. Sherman)

           /s/  HERBERT J. ZIMMER               Director
- - ---------------------------------------------
             (Herbert J. Zimmer)

           /s/  JEFFREY L. ZIMMER               Director
- - ---------------------------------------------
             (Jeffrey L. Zimmer)

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
    YEARS ENDED FEBRUARY 28, 1995, FEBRUARY 28, 1994, AND FEBRUARY 28, 1993

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Auditors........................................................  F-2
Consolidated Balance Sheets...........................................................  F-3
Consolidated Statements of Income.....................................................  F-4
Consolidated Statements of Shareholders' Equity.......................................  F-5
Consolidated Statements of Cash Flows.................................................  F-6
Notes to Consolidated Financial Statements............................................  F-7
Schedule II -- Valuation and Qualifying Accounts......................................  F-15

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Reeds Jewelers, Inc. and Subsidiaries
Wilmington, North Carolina

     We have audited the accompanying consolidated balance sheets of Reeds Jewelers, Inc. and subsidiaries as of February 28, 1995 and 1994 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reeds Jewelers, Inc. and subsidiaries as of February 28, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Raleigh, North Carolina
March 29, 1995, except Note 11
as to which date is March 31, 1995

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  FEBRUARY 28,     FEBRUARY 28,
                                                                      1995             1994
                                                                  ------------     ------------
                                            ASSETS
Current assets:
  Cash and cash equivalents.....................................  $    134,000     $    254,000
  Accounts receivable:
     Customers, less allowance of $2,869,000 in 1995 and
       $2,510,000 in 1994.......................................    35,379,000       30,901,000
     Other......................................................       838,000          726,000
  Merchandise inventories.......................................    26,438,000       22,230,000
  Deferred income taxes.........................................     1,840,000        1,567,000
  Other.........................................................       365,000          444,000
                                                                  ------------     ------------
Total current assets............................................    64,994,000       56,122,000
Property, plant and equipment:
  Land and building.............................................        71,000           71,000
  Furniture and equipment.......................................    12,647,000       10,925,000
  Leasehold improvements........................................     8,175,000        7,664,000
                                                                  ------------     ------------
                                                                    20,893,000       18,660,000
  Less accumulated depreciation and amortization................   (11,270,000)     (10,038,000)
                                                                  ------------     ------------
                                                                     9,623,000        8,622,000
Other assets:
  Goodwill, net of accumulated amortization of $536,000 in 1995
     and $469,000 in 1994.......................................     2,189,000        2,257,000
  Deferred income taxes, net of valuation allowance of $200,000
     in 1995 and 1994...........................................       215,000          154,000
  Miscellaneous.................................................       380,000          344,000
                                                                  ------------     ------------
                                                                     2,784,000        2,755,000
                                                                  ------------     ------------
Total assets....................................................  $ 77,401,000     $ 67,499,000
                                                                   ===========      ===========

                              LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
  Accounts payable..............................................  $  8,567,000     $  8,369,000
  Accrued compensation..........................................     2,469,000        1,264,000
  Accrued expenses..............................................     2,054,000        1,889,000
  Deferred revenue..............................................     1,074,000          921,000
  Income taxes (Note 7).........................................     1,702,000        1,538,000
  Current portion of long-term debt and subordinated notes
     payable (Note 2)...........................................     3,313,000        3,313,000
                                                                  ------------     ------------
Total current liabilities.......................................    19,179,000       17,294,000
Revolving credit note (Note 2)..................................    19,000,000       12,212,000
Long-term debt and subordinated notes payable, less current
  portion (Note 2)..............................................     9,378,000       12,691,000
Subordinated notes payable to shareholders (Note 2).............       900,000          900,000
Deferred income taxes...........................................     2,211,000        1,934,000
Deferred revenue................................................       906,000          802,000
                                                                  ------------     ------------
                                                                    51,574,000       45,833,000
Commitments (Note 4)
Shareholders' equity (Notes 8 and 9):
  Common stock, par value $.10 per share, authorized 10,000,000 shares, issued and outstanding 3,819,387 and 3,462,500
     shares in 1995 and 1994, respectively......................       382,000          346,000
  Additional paid-in capital....................................     7,406,000        3,447,000
  Retained earnings.............................................    18,039,000       17,873,000
                                                                  ------------     ------------
Total shareholders' equity......................................    25,827,000       21,666,000
                                                                  ------------     ------------
Total liabilities and shareholders' equity......................  $ 77,401,000     $ 67,499,000
                                                                   ===========      ===========

See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    FISCAL YEAR ENDED
                                                      ----------------------------------------------
                                                      FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 28,
                                                          1995             1994             1993
                                                      ------------     ------------     ------------
Revenues:
  Net sales.........................................  $ 77,496,000     $ 67,305,000     $ 58,356,000
  Other (principally finance charges)...............     8,606,000        7,881,000        7,111,000
                                                      ------------     ------------     ------------
                                                        86,102,000       75,186,000       65,467,000
Costs and expenses:
  Cost of sales (including occupancy)...............    44,758,000       38,669,000       33,700,000
  Selling, general, and administrative..............    29,081,000       25,830,000       22,553,000
  Interest..........................................     3,040,000        2,957,000        3,183,000
  Bad debt expense..................................     3,000,000        2,761,000        2,716,000
                                                      ------------     ------------     ------------
                                                        79,879,000       70,217,000       62,152,000
                                                      ------------     ------------     ------------

Income before income taxes..........................     6,223,000        4,969,000        3,315,000
Income taxes (Note 7)...............................     2,110,000        1,789,000        1,200,000
                                                      ------------     ------------     ------------
Net income..........................................  $  4,113,000     $  3,180,000     $  2,115,000
                                                        ==========       ==========       ==========

Earnings per common share...........................  $       1.08     $        .83     $        .56
                                                        ==========       ==========       ==========

Weighted average shares outstanding.................     3,817,000        3,808,750        3,808,750
                                                        ==========       ==========       ==========

See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        ADDITIONAL
                                            COMMON        PAID-IN        RETAINED
                                            STOCK         CAPITAL        EARNINGS          TOTAL
                                           --------     -----------     -----------     -----------
Balance at March 1, 1992.................  $346,000     $ 3,447,000     $12,578,000     $16,371,000
  Net income for 1993....................                                 2,115,000       2,115,000
                                           --------     -----------     -----------     -----------
Balance at February 28, 1993.............   346,000       3,447,000      14,693,000      18,486,000
  Net income for 1994....................                                 3,180,000       3,180,000
                                           --------     -----------     -----------     -----------
Balance at February 28, 1994.............   346,000       3,447,000      17,873,000      21,666,000
  EXERCISE OF STOCK OPTIONS FOR COMMON
     STOCK...............................     1,000          47,000              --          48,000
  10% STOCK DIVIDEND (NOTE 8)............    35,000       3,912,000      (3,947,000)             --
  NET INCOME FOR 1995....................                                 4,113,000       4,113,000
                                           --------     -----------     -----------     -----------
BALANCE AT FEBRUARY 28, 1995.............  $382,000     $ 7,406,000     $18,039,000     $25,827,000
                                           ========       =========      ==========      ==========

See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FISCAL YEAR ENDED
                                                   ----------------------------------------------
                                                   FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 28,
                                                       1995             1994             1993
                                                   ------------     ------------     ------------
OPERATING ACTIVITIES
Net income.......................................  $ 4,113,000      $ 3,180,000      $ 2,115,000
  Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Depreciation and amortization...............    1,724,000        1,497,000        1,745,000
     Provision for deferred income taxes.........      (57,000)              --         (143,000)
     Loss (gain) on sale of property and
       equipment.................................      166,000               --          (52,000)
     Changes in operating assets and liabilities:
       Accounts receivable.......................   (4,590,000)      (2,662,000)      (2,151,000)
       Merchandise inventories...................   (4,208,000)      (4,547,000)      (1,371,000)
       Other current and miscellaneous assets....       43,000          (38,000)          15,000
       Accounts payable..........................      198,000        3,508,000          312,000
       Accrued expenses..........................    1,370,000          564,000          700,000
       Deferred revenue..........................      257,000          360,000          528,000
       Income taxes..............................      164,000          511,000          339,000
                                                   ------------     ------------     ------------
Net cash (used in) provided by operating
  activities.....................................     (820,000)       2,373,000        2,037,000

INVESTING ACTIVITIES
Purchases of property and equipment..............   (2,823,000)      (1,211,000)        (659,000)
Proceeds from disposal of property and
  equipment......................................           --               --          178,000
                                                   ------------     ------------     ------------
Net cash used in investing activities............   (2,823,000)      (1,211,000)        (481,000)

FINANCING ACTIVITIES
Proceeds from exercise of stock options..........       48,000               --               --
Net proceeds from revolving credit note..........    6,788,000          954,000          473,000
Principal payments on debt.......................   (3,313,000)      (2,610,000)      (1,689,000)
                                                   ------------     ------------     ------------
Net cash provided by (used in) financing
  activities.....................................    3,523,000       (1,656,000)      (1,216,000)

Net (decrease) increase in cash and cash
  equivalents....................................     (120,000)        (494,000)         340,000
Cash and cash equivalents at beginning of year...      254,000          748,000          408,000
                                                   ------------     ------------     ------------
Cash and cash equivalents at end of year.........  $   134,000      $   254,000      $   748,000
                                                   ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest.......................................  $ 3,107,000      $ 3,006,000      $ 3,217,000
                                                   ===========      ===========      ===========
  Income taxes...................................  $ 2,003,000      $ 1,278,000      $   639,000
                                                   ===========      ===========      ===========

See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

  Description of Business

     Reeds Jewelers, Inc. and subsidiaries (the "Company") are specialty retailers of fine jewelry, selling to the general public through retail outlets in twelve states in the United States. Substantially all of the Company's accounts receivable are due from individual customers in these states.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

  Reclassification

     Certain 1994 and 1993 amounts in the accompanying financial statements have been reclassified to conform with 1995 classifications. These reclassifications had no impact on net income or shareholders' equity amounts previously reported.

  Merchandise Inventories

     Merchandise inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method.

  Accounts Receivable

     Accounts receivable include installment amounts maturing more than one year from the balance sheet dates, in accordance with trade practice. Interest rates on these balances vary by state. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the outstanding accounts receivable balance less the value received for any merchandise repossessed due to uncollectible accounts. Although the Company does not require collateral for unpaid balances, the Company's credit losses have consistently been within management's expectations.

  Property, Plant, and Equipment

     Property, plant, and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided using the straight-line method over the useful life of the improvement or the remaining lease term, whichever is shorter. The estimated useful lives are as follows:

            Building...............................................      40 years
            Furniture and equipment................................    5-10 years
            Leasehold improvements.................................    5-10 years

  Goodwill

     Goodwill represents the excess cost over the fair value of net assets acquired, recorded at cost and is being amortized on a straight-line basis over 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If such a review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired, over the remaining amortization period, the Company will reduce goodwill by the estimated shortfall of cash flows.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

1. ACCOUNTING POLICIES -- CONTINUED
  Earnings Per Common Share

     Earnings per common share is based on the weighted average number of shares of common stock outstanding during each year. In accordance with APB No. 15 "Earnings Per Share", the weighted average number of shares of common stock outstanding for all periods presented has been adjusted to reflect the increase in the number of shares outstanding as a result of the stock dividend described in Note 8. Earnings per common share does not give effect to the stock options described in Note 9 because they do not have a material dilutive effect.

  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Deferred Revenue

     For the fiscal years ended February 28, 1995, 1994, and 1993, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts", revenue from these contracts was deferred and recognized in income on a straight-line basis over the contract period. This deferred revenue has been separated into its current and long-term portions on the balance sheet. Commission costs that are directly related to the acquisition of these contracts are deferred and charged to expense in proportion to the revenue recognized. All other costs, such as costs of services performed under the contracts, general and administrative expenses, and advertising expenses, are charged to expense as incurred.

  Income Taxes

     Effective March 1, 1993, the Company adopted the provisions of the Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS 109, income tax expense was determined using the liability method prescribed by SFAS 96.

2. LONG-TERM DEBT AND NOTES PAYABLE

     Long-term debt at February 28, 1995 and 1994 consisted of the following:

                                                                   1995            1994
                                                                -----------     -----------
    Senior notes payable in annual principal installments of
      $1,429,000 from October 1995 through October 1998;
      interest payable quarterly at 10.79%..................    $ 5,715,000     $ 7,143,000
    Senior subordinated note, unsecured, payable in
      quarterly principal installments of $457,000 from
      April 1995 through October 1998; interest payable
      quarterly at 12.11%...................................      6,857,000       8,686,000
    Other...................................................        119,000         175,000
                                                                -----------     -----------
                                                                 12,691,000      16,004,000
    Less current portion....................................      3,313,000       3,313,000
                                                                -----------     -----------
                                                                $ 9,378,000     $12,691,000
                                                                 ==========      ==========

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

2. LONG-TERM DEBT AND NOTES PAYABLE -- CONTINUED
     The aggregate maturities of long-term debt are as follows:

                             YEAR ENDING FEBRUARY
            ------------------------------------------------------
            1996..................................................    $ 3,313,000
            1997..................................................      3,320,000
            1998..................................................      3,258,000
            1999..................................................      2,800,000
                                                                      -----------
                                                                      $12,691,000
                                                                      ===========

The Company also has subordinated notes payable to shareholders totaling $900,000 at February 28, 1995 and 1994 with interest at prime (9% at February 28, 1995). These notes are unsecured and subordinate to the revolving credit note and the senior notes payable and are due upon full payment of all senior obligations or with approval of all senior lenders, and are therefore classified as long-term liabilities.

     On June 30, 1994, the Company replaced its revolving credit facility with a new revolving credit facility (the "revolver"), expiring June 30, 1996, with two commercial banks. This revolving credit facility provides that the Company can borrow up to $22,000,000 from July 1 through December 31 and $19,000,000 from January 1 through June 30 during the term of the facility based on specified percentages of eligible inventory and accounts receivable. Commitment fees of .125% of the average unused commitment are payable quarterly; however, during any quarter in which the average outstanding balance exceeds two-thirds of the maximum commitment, no commitment fee is charged. Borrowings outstanding under the new revolver bear interest at the Company's option, at the 30-day LIBOR rate plus 165 basis points (6.125% at February 28, 1995) or the bank's prime rate less 0.25%. The Company had $19,000,000 outstanding on this revolver at February 28, 1995. On March 31, 1995, the Company entered into an amendment to the revolver which is further described in Note 11.

     Under the terms of the previous revolving credit arrangement, the Company could borrow up to $13,000,000 based on specified percentages of eligible inventory and accounts receivable with interest at prime plus 0.25%. The Company had $12,212,000 outstanding on this revolver at February 28, 1994.

     Both the revolving credit agreement and the senior notes payable are collateralized by substantially all of the Company's assets.

     The various loan agreements contain financial covenants including those that limit dividend payments and additional borrowings and prohibit new store openings if an event of default exists.

3. INTEREST RATE SWAP AGREEMENT

     In order to hedge the interest rates related to the senior secured notes and the senior subordinated notes, on May 24, 1994, the Company entered into an interest rate swap (the "swap") with a major commercial bank as the counterparty. The swap is for a term of two years ending May 24, 1996 at notional amounts of $15,000,000 for the first year and reducing to $12,000,000 for the second year, approximating the outstanding average balances on the senior secured notes and the senior subordinated note. At the end of each six month period during the term of the swap, the Company will receive an annualized fixed rate of 6.35% and will pay the six-month LIBOR rate in effect at the counterparty's option at either the beginning or the end of each six month period. The Company records the differential (the fixed rate less six month LIBOR rate) as a reduction or as an increase in interest expense depending on whether the differential is positive or negative. The related amount payable to the counterparty is included in other liabilities. Interest expense included in the financial statements includes approximately $8,000 of additional interest expense related to this agreement.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

4. LEASES

     The Company leases retail store facilities under operating lease agreements which provide for base and percentage rentals with terms normally ranging from five to ten years. Percentage rentals are based on sales performance in excess of specified minimums, plus executory costs including taxes and maintenance. Certain of the leases contain fixed renewal options. The Company also leases various equipment on a short-term basis throughout the year.

     The corporate offices and related facilities are leased from certain shareholders under operating lease agreements. The leases expire at various times through 2006. Aggregate monthly payments for these leases total approximately $21,000. Annual rent of approximately $255,000 was paid to shareholders during the years ended February 28, 1995, 1994, and 1993.

     Total rent expense was $6,586,000, $5,778,000, and $5,398,000 including percentage rent of $677,000, $479,000, and $335,000 for the years ended February 28, 1995, 1994, and 1993, respectively. Future minimum lease payments are as follows:

            1996..................................................    $ 5,090,000
            1997..................................................      4,966,000
            1998..................................................      4,634,000
            1999..................................................      3,855,000
            2000..................................................      3,408,000
            Thereafter............................................      8,331,000
                                                                      -----------
                                                                      $30,284,000
                                                                      ===========

5. PROFIT SHARING AND 401(K) SAVINGS PLAN

     The Company has a contributory profit sharing and 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. Contributions are made on a discretionary basis as authorized by the Board of Directors. The Company's contributions to the profit sharing and 401(k) savings plan totaled $240,000, $150,000, and $135,000 for the years ended February 28, 1995, 1994, and 1993, respectively.

6. RELATED PARTY LEGAL FEES

     The Company incurred legal fees with a firm whose principals are shareholders and members of the Board of Directors of the Company of approximately $175,000, $186,000, and $167,000 for the years ended February 28, 1995, 1994, and 1993, respectively.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

7. INCOME TAXES

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109 (SFAS 109), "Accounting for Income Taxes" in February 1992. This pronouncement is effective for fiscal years beginning after December 15, 1992. Accordingly, the Company adopted the provisions of the new standard in its financial statements for the year ended February 28, 1994. The adoption of SFAS 109, effective March 1, 1993, had no material cumulative effect on the Company's financial position or results of operations.

     The provision for income taxes for the years ended February 28, 1995, 1994, and 1993 consists of the following:

                                                        1995           1994           1993
                                                     ----------     ----------     ----------
    Current expense:
         Federal...................................  $1,795,000     $1,602,000     $1,213,000
         State.....................................     372,000        186,000        130,000
                                                     ----------     ----------     ----------
                                                      2,167,000      1,788,000      1,343,000
    Deferred (benefit) expense:
         Federal...................................     (43,000)         1,000       (138,000)
         State.....................................     (14,000)            --         (5,000)
                                                     ----------     ----------     ----------
                                                        (57,000)         1,000       (143,000)
                                                     ----------     ----------     ----------
                                                     $2,110,000     $1,789,000     $1,200,000
                                                     ==========     ==========     ==========

     A reconciliation of the provision for income taxes to income tax expense, computed by applying the statutory federal income tax rate to pre-tax earnings at February 28, 1995, 1994, and 1993, is as follows:

                                                        1995           1994           1993
                                                     ----------     ----------     ----------
    Income tax expense at statutory federal rate...  $2,116,000     $1,689,000     $1,130,000
    Increase (decrease) resulting from:
         Tax attributable to captive insurance
           company income not taxed for federal
           purposes................................    (378,000)      (231,000)      (184,000)
         State income taxes, net of federal income
           tax benefit.............................     227,000        166,000        155,000
         Other.....................................     145,000        165,000         99,000
                                                     ----------     ----------     ----------
                                                     $2,110,000     $1,789,000     $1,200,000
                                                     ==========     ==========     ==========

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

7. INCOME TAXES -- CONTINUED
     The tax effects of temporary differences at February 28, 1995 that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                                     1995           1994
                                                                  ----------     ----------
    Deferred tax liabilities:
      Tax over book depreciation................................  $2,211,000     $1,934,000
                                                                  ----------     ----------
    Total deferred tax liabilities..............................   2,211,000      1,934,000
    Deferred tax assets:
      Deferred revenue..........................................     719,000        615,000
      Net operating loss carryforwards..........................      58,000         70,000
      Accrued expenses..........................................     300,000        238,000
      Reserves..................................................   1,178,000        998,000
                                                                  ----------     ----------
    Total deferred tax assets...................................   2,255,000      1,921,000
    Valuation allowance for deferred tax assets.................    (200,000)      (200,000)
                                                                  ----------     ----------
    Net deferred tax asset......................................   2,055,000      1,721,000
                                                                  ----------     ----------
    Net deferred tax liabilities................................  $  156,000     $  213,000
                                                                  ==========     ==========

     The Company's deferred income tax expense results from the following:

                                                               YEAR ENDED FEBRUARY
                                                      -------------------------------------
                                                        1995          1994          1993
                                                      ---------     ---------     ---------
    Excess (deficiency) of tax over financial
      reporting:
      Depreciation..................................  $ 251,000     $ 160,000     $ 181,000
      Deferred revenue..............................    (92,000)     (129,000)     (275,000)
      Vacation accrual..............................    (13,000)      (20,000)       20,000
      Reserves......................................   (158,000)      (78,000)      (99,000)
      Other items, net..............................    (45,000)       68,000        30,000
                                                      ---------     ---------     ---------
                                                      $ (57,000)    $   1,000     $(143,000)
                                                      =========     =========     =========

     At February 28, 1995, certain companies of the consolidated group have state net operating loss carryforwards, expiring through 2006, of $1,715,000 for tax return purposes.

8. STOCK DIVIDEND

     On July 13, 1994, the Company declared a ten percent stock dividend to shareholders of record as of August 1, 1994. On August 15, 1994 the Company issued 347,167 shares of common stock in conjunction with this dividend. Accordingly, amounts equal to the fair market value (based on quoted market prices, as adjusted) of the additional shares issued have been charged to retained earnings and credited to common stock and additional paid-in capital.

     Earnings per common share, weighted average shares outstanding, and all stock option activity have been restated to reflect the ten percent stock dividend.

9. STOCK OPTION PLAN

     Under the 1986 Employee Incentive Stock Option Plan (the "1986 Plan"), options were authorized to be granted to key employees to purchase 50,000 shares of common stock at a price not less than the fair market

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

9. STOCK OPTION PLAN -- CONTINUED
value at the date of grant. In July 1994, the Company amended the 1986 Plan to terminate all future grants of options. Options outstanding under the 1986 Plan are exercisable under the original terms of the agreement.

     Under the 1992 Director Stock Option Plan (the "1992 Plan"), options were authorized to be granted to nonemployee directors to purchase 10,000 shares of common stock at a price not less than the fair market value at the date of grant. In July 1994, the Company amended the 1992 Plan to terminate all future grants of options. Options outstanding under the 1992 Plan are exercisable under the original terms of the agreement.

     On July 13, 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). Under the 1994 Plan, options to purchase 200,000 shares of common stock (amended to 220,000 shares of common stock as described in Note 8) may be granted to key employees and non-employee directors. The 1994 Plan allows for the grant of "incentive" and "nonqualified" options that allow the holder to purchase shares of common stock at a price not less than the fair market value at the date of grant. The 1994 Plan permits the grant of options for a term of up to ten years. Vesting terms for options granted under the 1994 Plan are determined at the discretion of the Compensation Committee. During fiscal 1995, the Company granted options for 143,000 shares of common stock with vesting terms of 20% per year and options for 6,710 shares of common stock which vested immediately.

     Stock option activity, as restated for the stock dividend described in Note 8, under each of these plans for the years ended February 28, 1995, 1994, and 1993 were as follows:

                                     1986 AND 1992 PLANS                      1994 PLAN
                                -----------------------------      -------------------------------
                                 NUMBER           OPTION            NUMBER            OPTION
                                OF SHARES          PRICE           OF SHARES           PRICE
                                ---------     ---------------      ---------     -----------------
    Options outstanding at
      March 1, 1992...........    27,500      $2.95 to $6.59              --            $--
      Granted.................     4,400           $2.95                  --            --
      Exercised...............        --            --                    --            --
      Cancelled...............        --            --                    --            --
                                ---------     ---------------      ---------     -----------------
    Options outstanding at
      February 28, 1993.......    31,900      $2.95 to $6.59              --            --
      Granted.................    22,990      $5.68 to $6.25              --            --
      Exercised...............        --            --                    --            --
      Cancelled...............        --            --                    --            --
                                ---------     ---------------      ---------     -----------------
    Options outstanding at
      February 28, 1994.......    54,890      $2.95 to $6.59              --            --
      Granted.................        --            --               149,710     $11.02 to $12.13
      Exercised...............   (10,670)     $2.95 to $6.59              --            --
      Cancelled...............      (440)          $5.68                  --            --
                                ---------     ---------------      ---------     -----------------
    Options outstanding at
      February 28, 1995.......    43,780      $2.95 to $6.59         149,710     $11.02 to $12.13
                                 =======      ==============        ========     ================
    Options exercisable at
      February 28, 1995.......    43,780      $2.95 to $6.59           6,710          $11.02
                                 =======      ==============        ========     ================
    Options available for
      grant at February 28,
      1995....................        --                              70,290
                                 =======                            ========

     At February 28, 1995, the Company has reserved 264,000 shares of common stock for future issuance related to the stock option plans.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

10. PURCHASE COMMITMENT

     At February 28, 1995, the Company has firm purchase commitments with a vendor to purchase $2,000,000 of inventory during the period from March 1, 1995 to February 28, 1996.

11. SUBSEQUENT EVENTS

     On March 31, 1995 the Company entered into an amendment of its revolving credit facility with the two commercial banks. The amendment calls for the revolver to increase to $22,000,000 effective April 1, 1995 and increasing throughout the 1996 fiscal year to a maximum of $27,000,000 through January 31, 1996. For the period from February 1, 1996 to April 30, 1996 and the period from May 1, 1996 to the end of the agreement (June 30, 1996), the Company can borrow up to $24,000,000 and $25,000,000, respectively. The LIBOR rate of interest was also modified increasing the rate from 30-day LIBOR plus 165 basis points to 30-day LIBOR plus 171 basis points, adjustable downward to 30-day LIBOR plus 165 basis points based on the Company meeting certain conditions. All other terms remained essentially the same.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended February 28, 1995 and 1994 (in thousands, except per share amounts):

                                                   FIRST      SECOND       THIRD      FOURTH
                                                  -------     -------     -------     -------
    1995
    --------------------------------------------
    NET SALES...................................  $14,860     $14,996     $18,273     $29,367
    GROSS PROFIT................................    6,079       6,187       7,676      12,796
    NET EARNINGS................................      331         406         681       2,695
    EARNINGS PER SHARE*.........................      .08         .11         .18         .71
                                                  -------     -------     -------     -------

    1994
    --------------------------------------------
    Net sales...................................  $11,995     $13,848     $15,467     $25,995
    Gross profit................................    5,081       5,680       6,405      11,470
    Net earnings................................      132         388         409       2,251
    Earnings per share*.........................      .03         .10         .11         .59
                                                  -------     -------     -------     -------

- - ---------------

* Because of rounding, the quarterly earnings per share data may not add to the earnings per share as computed for the year.

                                                                     SCHEDULE II

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED FEBRUARY 28, 1995, 1994 AND 1993

             COLUMN A                  COLUMN B            COLUMN C               COLUMN D       COLUMN E
- - -----------------------------------  ------------   -----------------------     -------------   ----------
                                                           ADDITIONS
                                                    -----------------------
                                      BALANCE AT    CHARGED TO   CHARGED TO                     BALANCE AT
                                     BEGINNING OF   COSTS AND      OTHER                          END OF
            DESCRIPTION                 PERIOD       EXPENSES     ACCOUNTS      DEDUCTIONS(1)     PERIOD
- - -----------------------------------  ------------   ----------   ----------     -------------   ----------
Year ended February 28, 1995:
Allowance for doubtful accounts....   $ 2,510,000   $3,000,000    $     --       $ 2,641,000    $2,869,000
Valuation allowance for deferred
  tax assets.......................       200,000           --          --                --       200,000
                                      -----------   ----------    --------       -----------    ----------
                                      $ 2,710,000   $3,000,000    $     --       $ 2,641,000    $3,069,000
                                      ===========   ==========    ========       ===========    ==========
Year ended February 28, 1994:
Allowance for doubtful accounts....   $ 2,301,000   $2,761,000    $     --       $ 2,552,000    $2,510,000
Valuation allowance for deferred
  tax assets.......................            --           --     200,000(2)             --       200,000
                                      -----------   ----------   ---------       -----------    ----------
                                      $ 2,301,000   $2,761,000    $     --       $ 2,552,000    $2,710,000
                                      ===========   ==========    ========       ===========    ==========
Year ended February 28, 1993:
Allowance for doubtful accounts....   $ 2,134,000   $2,716,000    $     --       $$2,549,000    $2,301,000
Valuation allowance for deferred
  tax assets.......................            --           --          --                --            --
                                      -----------   ----------    --------       -----------    ----------
                                      $ 2,134,000   $2,716,000    $     --       $ 2,549,000    $2,301,000
                                      ===========   ==========    ========       ===========    ==========

- - ---------------

(1) Uncollectible accounts written off
(2) Initial adoption of FAS No. 109 "Accounting for Income Taxes"