Form 10-Q
period 1995-05-31
REEDS JEWELERS INC
filed 1995-07-13
CIK 805900

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON DC 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MAY 31, 1995
                        COMMISSION FILE NUMBER 0-15247

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


                                (910) 350-3100
             (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes     X         No
                                -------        -------

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

         The number of outstanding shares of Common Stock, par value $0.10 per share, as of July 10, 1995 was 3,819,387.

                                     Part I

Item 1.  FINANCIAL STATEMENTS

         The consolidated financial statements included herein have been prepared by Reeds Jewelers, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended February 28, 1995.

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                          February 28,             May 31,             May 31,
                                                                  1995                1995                1994
                                                                  ----                ----                ----
ASSETS
Cash and cash equivalents                                  $   134,000         $   255,000         $   255,000
Accounts receivable:
   Customers, less
   allowance for doubtful
   accounts of $2,869,000,
   $2,777,000 and $2,416,000                                35,379,000          34,032,000          29,796,000
   Other                                                       838,000             523,000             755,000
Merchandise inventories                                     26,438,000          31,281,000          27,670,000
Deferred income taxes                                        1,840,000           1,817,000           1,531,000
Other                                                          365,000             470,000             496,000
                                                           -----------         -----------         -----------
   Total current assets                                     64,994,000          68,378,000          60,503,000

Property and equipment                                      20,893,000          21,566,000          19,002,000
Less: accumulated depreciation
   and amortization                                         11,270,000          11,630,000          10,398,000
                                                           -----------         -----------         -----------
   Net Property and equipment                                9,623,000           9,936,000           8,604,000

Goodwill, net of accumulated
   amortization of $536,000,
   $553,000, $487,000                                        2,189,000           2,172,000           2,240,000
Other                                                          595,000             574,000             480,000
                                                           -----------         -----------         -----------
   Total other assets                                        2,784,000           2,746,000           2,720,000
                                                           -----------         -----------         -----------

TOTAL ASSETS                                               $77,401,000         $81,060,000         $71,827,000
                                                           ===========         ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                           $ 8,567,000         $10,113,000         $11,451,000
Accrued expenses                                             4,523,000           2,883,000           2,977,000
Deferred revenue                                             1,074,000           1,122,000             925,000
Income taxes                                                 1,702,000             286,000             371,000
Current portion of long-term debt                            3,313,000           3,320,000           3,536,000
                                                           -----------         -----------         -----------
   Total current liabilities                                19,179,000          17,724,000          19,260,000

Revolving credit note                                       19,000,000          24,249,000          14,749,000
Long-term debt and subordinated
   notes payable                                             9,378,000           8,857,000          12,233,000
Subordinated notes payable to
   shareholders                                                900,000             900,000             900,000
Deferred income taxes                                        2,211,000           2,204,000           1,870,000
Deferred revenue                                               906,000             918,000             784,000
                                                           -----------         -----------         -----------
   Total long-term liabilities                              32,395,000          37,128,000          30,536,000

Common stock, par value $0.10
   per share; 10,000,000 shares
   authorized; 3,819,387 shares
   issued and outstanding at
   February 28, 1995 and; May 31,
   1995; 3,815,900 shares issued and
   outstanding at May 31, 1994                                 382,000             382,000             347,000
Additional paid-in capital                                   7,406,000           7,406,000           3,481,000
Retained earnings                                           18,039,000          18,420,000          18,203,000
                                                           -----------         -----------         -----------
   Total shareholders' equity                               25,827,000          26,208,000          22,031,000
                                                           -----------         -----------         -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                    $77,401,000         $81,060,000         $71,827,000
                                                           ===========         ===========         ===========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                  Three months ended May 31,
                                                                                 1995                      1994
                                                                                 ----                      ----
Revenues:
  Net sales                                                               $17,145,000               $14,860,000
  Other (principally finance charges)                                       2,371,000                 2,146,000
                                                                          -----------               -----------
    Total revenues                                                         19,516,000                17,006,000

Costs and expenses:
  Cost of sales (including
  occupancy costs)                                                         10,153,000                 8,923,000
  Selling, general, and administrative                                      7,380,000                 6,361,000
  Bad debt                                                                    581,000                   500,000
  Interest                                                                    832,000                   705,000
                                                                          -----------               -----------

    Total costs and expenses                                               18,946,000                16,489,000
                                                                          -----------               -----------

Earnings before income taxes                                                  570,000                   517,000

Income taxes                                                                  188,000                   186,000
                                                                          -----------               -----------

Net earnings                                                              $   382,000               $   331,000
                                                                          ===========               ===========

Earnings per share                                                        $      0.10               $      0.09
                                                                          ===========               ===========

Weighted average shares outstanding                                         3,819,387                 3,811,625
                                                                          ===========               ===========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Three months ended May 31,
                                                                                 1995                     1994
                                                                                 ----                     ----
Cash flows from operating activities:
  Net earnings                                                             $  382,000               $   331,000
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                             488,000                   402,000
    Provision for loss on accounts receivable                                 500,000                   500,000
    Loss/(gain) on sale of property and equipment                              13,000                         0
    Changes in assets and liabilities:
      Accounts receivable                                                   1,162,000                   577,000
      Merchandise inventories                                              -4,843,000                -5,440,000
      Other assets                                                            -93,000                   -47,000
      Trade payables                                                        1,545,000                 3,082,000
      Accrued expenses                                                     -1,640,000                  -177,000
      Deferred revenue                                                         71,000                    18,000
      Income taxes                                                         -1,411,000                -1,231,000
                                                                           ----------                ----------

    Net cash provided by (used in) operating activities                    -3,826,000                -1,985,000

Cash flows from investing activities:
  Purchases of property and equipment                                        -792,000                  -356,000
  Proceeds from sale of property and equipment                                  3,000                         0
                                                                           ----------                ----------

    Net cash used in investing activities                                    -789,000                  -356,000

Cash flows from financing activities:
  Net proceeds from revolving credit note                                   5,249,000                 2,819,000
  Principal payments on debt                                                 -513,000                  -513,000
  Proceeds from exercise of options on common stock                                 0                    36,000
                                                                           ----------                ----------

    Net cash provided by financing activities                               4,736,000                 2,342,000
                                                                           ----------                ----------

Net decrease in cash                                                          121,000                     1,000
Cash, beginning of period                                                     134,000                   254,000
                                                                           ----------                ----------

Cash, end of period                                                        $  255,000               $   255,000
                                                                           ==========               ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                               $  848,000               $   715,000
    Income taxes                                                            1,604,000                 1,440,000

REEDS JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   MANAGEMENT'S OPINION

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended February 28, 1995.

     Management of Reeds Jewlers, Inc. believes that the consolidated financial statements contained herein contain all adjustments necessary to present fairly the financial position, consolidated results of operations, and cash flows for the interim period. Management also believes that all adjustments so made are of a normal and recurring nature.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales of $17,145,000 for the three months ended May 31, 1995 were $2,285,000, or 15%, higher than the $14,860,000 for the same period in 1994. Comparable store sales were up 8%.

Other revenues increased 10% over the first quarter of last year to $2,371,000 as a result of higher finance charges resulting from the 14% increase in customer receivables at May 31, 1995 from a year earlier. Gross margins were essentially flat at 41% of net sales in both quarters.

Selling, general, and administrative expenses were flat at 43%. However, as planned, expenses increased at the same rate as sales increased.

Bad debt expense for the quarter ended May 31, 1995 was $581,000, or 16% higher than the same quarter in the previous year. The rate of increase was slightly higher than the 14% increase in customer receivables; however, delinquency at the end of the quarter was 7% lower than the prior year.

Interest expense increase $127,000 to $832,000. The increased expense resulted from higher average debt outstanding.

The Company's anticipated tax rate was 33% and 36% in the quarters ended May 31, 1995 and 1994, respectively. After income taxes of $188,000 and $186,000 in the first quarters of 1995 and 1994, respectively, the Company earned $382,000 and $331,000. Earnings per share was $.10 per share in 1995 and $.09 per share in 1994, adjusted for the stock dividend of August 1994.

The Company generally follows the practice of passing on price changes to its customers. As a result, management believes its operations have not been materially affected by inflationary forces during the periods reported herein.

Liquidity and Capital Resources

Working capital increased 23% to $50,654,000 at May 31, 1995 from $41,243,000 at May 31, 1994. The ratio of current assets to current liabilities as of May 31, 1995 was 3.9 to 1, compared to 3.1 to 1 at May 31, 1994.

Customer receivables, net of allowance for doubtful accounts, were $34,032,000 and $29,796,000 at May 31, 1995 and 1994, respectively. The 14% increase resulted from increased credit sales caused by aggressive solicitation of new credit customers and promotion to existing customers by the Company. Credit extension policies and criteria remained consistent during each of the two periods.

Merchandise inventories were 13% higher at the end of the first quarter of 1995 than at the same time in 1994, $31,281,000 compared to $27,670,000. Management had planned for inventory levels to remain flat, and has not planned for additional growth in inventory levels until October through December. Inventories are expected to be 5%-7% higher at February 29, 1996 than they were a year earlier.

Capital expenditures were $792,000 during the three months ended May 31, 1995, compared to $356,000 for the same period in 1994. Such expenditures were for leaseholds, furniture, and fixtures in new or remodeled stores. The Company opened one new store in Fredricksburg VA during the first quarter ended May 31, 1995; in June, the Company closed its store in Carbondale IL. Management plans to open a total of six to eight during the fiscal year. The capital expenditures budget for the fiscal year is approximately $2,700,000.

In March 1995, the Company increased and extended its revolving credit facility, expiring June 30, 1996, with two commercial banks. This revolving credit facility provides for $22,000,000 through April 30, 1995, $25,000,000 through September 30, 1995, $27,000,000 through January 31, 1996, $24,000,000 through April 30, 1996, and $25,000,000 through June 30, 1996. Borrowings under the revolving credit facility may be at rates based on 30-day LIBOR and capped at the bank's prime rate less 0.25%.

In order to hedge the interest rates related to the senior secured notes and the senior subordinated notes, on May 23, 1994 the Company entered into an interest rate swap with a major commercial bank as the counterparty. The swap is for a term of two years ending May 24, 1996 at notional amounts of $15,000,000 for the first year and reducing to $12,000,000 for the second year, approximating the outstanding average balances on the senior secured notes and the senior subordinated note. At the end of each six month period during the term of the swap, the Company will receive an annualized fixed rate of 6.35% and will pay the six-month LIBOR rate in effect, at the counterparty's option, at either the beginning or the end of each six-month period. The risk associated with this swap is a function of the change in the floating LIBOR rate, which have to be approximately 130 basis points higher at any determination date than it was at the time the swap agreement was initiated in order for the Company to have a net expense for the period. The Company paid a net of approximately $7,000 during the first year of the swap agreement.

At this time, management believes its credit lines are adequate to support its plans for the current year and knows of no other material events or uncertainties which would cause the financial information herein not to be indicative of the operating results or future financal condition of Reeds Jewelers, Inc.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

      Not applicable.

Item 2.  Changes in Securities.

      Not applicable.

Item 3.  Defaults Upon Senior Securities.

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5.  Other Information.

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)      Exhibits.

               27 - Financial Data Schedule (for SEC use only)

      (b)      Reports on Form 8-K.

               Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        REEDS JEWELERS, INC.


July 10, 1995                            /s/ James R. Rouse
                                         ----------------------
                                             James R. Rouse
                                             Treasurer and
                                        Chief Financial Officer