Form 10-Q
period 1995-08-31
REEDS JEWELERS INC
filed 1995-10-20
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED AUGUST 31, 1995
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

                             Yes   X       No
                                 ------       ------

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of October 17, 1995 was 4,216,406.

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

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                    February 28,       August 31,       August 31,
                                                            1995             1995             1994
                                                            ----             ----             ----
ASSETS
   Cash and cash equivalents                        $    134,000     $    137,000     $    254,000
   Accounts receivable:
      Customers, less allowance for doubtful accounts
      of $2,869,000, $2,695,000, and $2,406,000       35,379,000       33,035,000       29,668,000
      Other                                              838,000          363,000          687,000
   Merchandise inventories                            26,438,000       29,991,000       28,392,000
   Deferred income taxes                               1,840,000        1,791,000        1,595,000
   Other                                                 365,000          975,000          872,000
                                                      ----------       ----------       ----------
        Total current assets                          64,994,000       66,292,000       61,468,000

   Property and equipment                             20,893,000       22,108,000       19,776,000
   Less: accumulated depreciation and amortization    11,270,000       12,013,000       10,680,000
                                                      ----------       ----------       ----------
        Net property and equipment                     9,623,000       10,095,000        9,096,000

   Goodwill, net of accumulated amortization of
      $536,000, $570,000, and $500,000                 2,189,000        2,155,000        2,223,000
   Other                                                 595,000          619,000          539,000
                                                      ----------       ----------       ----------
        Total other assets                             2,784,000        2,774,000        2,762,000
                                                      ----------       ----------       ----------

TOTAL ASSETS                                        $ 77,401,000     $ 79,161,000     $ 73,326,000
                                                      ==========       ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable                                 $  8,567,000     $  8,572,000     $  8,503,000
   Accrued expenses                                    4,523,000        2,753,000        3,014,000
   Deferred revenue                                    1,074,000        1,159,000          926,000
   Income taxes                                        1,702,000          118,000          342,000
   Current portion of long-term debt                   3,313,000        3,320,000        3,799,000
                                                      ----------       ----------       ----------
        Total current liabilities                     19,179,000       15,922,000       16,584,000

Revolving credit note                                 19,000,000       24,200,000       19,000,000
Long-term debt and subordinated notes payable          9,378,000        8,400,000       11,720,000
Subordinated notes payable to shareholders               900,000          900,000          900,000
Deferred income taxes                                  2,211,000        2,182,000        1,917,000
Deferred revenue                                         906,000          905,000          755,000
                                                      ----------       ----------       ----------
        Total long-term liabilities                   32,395,000       36,587,000       34,292,000

   Common stock, par value $0.10 per share;
      Authorized: 10,000,000 shares; issued and
      outstanding: 4,201,281, 4,201,281, and
      4,201,084 (Note B)                                 420,000          420,000          420,000
   Additional paid-in capital (Note B)                10,796,000       10,796,000       10,795,000
   Retained earnings (Note B)                         14,611,000       15,436,000       11,235,000
                                                      ----------       ----------       ----------
        Total shareholders' equity                    25,827,000       26,652,000       22,450,000
                                                      ----------       ----------       ----------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                             $ 77,401,000     $ 79,161,000     $ 73,326,000
                                                      ==========       ==========       ==========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                   Three months ended August 31,       Six months ended August 31,
                                           1995             1994             1995             1994
                                           ----             ----             ----             ----
Revenues:
   Net sales                       $ 16,185,000     $ 14,996,000     $ 33,330,000     $ 29,856,000
   Other (principally finance
      charges)                        2,356,000        2,122,000        4,727,000        4,268,000
                                     ----------       ----------       ----------       ----------

        Total revenues               18,541,000       17,118,000       38,057,000       34,124,000

Costs and expenses:
   Cost of sales (including
      occupancy costs)                9,790,000        8,960,000       19,943,000       17,882,000
   Selling, general, and
      administrative                  6,596,000        6,102,000       13,976,000       12,464,000
   Bad debt                             682,000          619,000        1,263,000        1,119,000
   Interest                             810,000          802,000        1,642,000        1,507,000
                                     ----------       ----------       ----------       ----------

        Total costs and expenses     17,878,000       16,483,000       36,824,000       32,972,000
                                     ----------       ----------       ----------       ----------

Earnings before income taxes            663,000          635,000        1,233,000        1,152,000

Income taxes                            219,000          229,000          407,000          415,000
                                     ----------       ----------       ----------       ----------

Net earnings                       $    444,000     $    406,000     $    826,000     $    737,000
                                     ==========       ==========       ==========       ==========


Earnings per share (Note B)        $       0.11     $       0.10     $       0.20     $       0.18
                                     ==========       ==========       ==========       ==========

Weighted average shares
     outstanding (Note B)             4,201,281        4,199,426        4,201,281        4,196,027
                                     ==========       ==========       ==========       ==========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six months ended August 31,
                                                                             1995             1994
                                                                             ----             ----
Cash flows from operating activities:
   Net earnings                                                       $   826,000      $   737,000
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                    996,000          833,000
         Provision for loss on accounts receivable                      1,263,000        1,118,000
         Gain on sale of property and equipment                            31,000            4,000
         Changes in assets and liabilities:
            Accounts receivable                                         1,556,000          154,000
            Merchandise inventories                                    -3,553,000       -6,162,000
            Other assets                                                 -651,000         -493,000
            Trade payables                                                  4,000          134,000
            Accrued expenses                                           -1,770,000         -138,000
            Deferred revenue                                              134,000          -74,000
            Income taxes                                               -1,615,000       -1,212,000
                                                                       ----------       ----------

        Net cash used in operating activities                          -2,779,000       -5,099,000

Cash flows from investing activities:
            Proceeds from sale of property and equipment                   14,000            4,000
            Capital expenditures                                       -1,462,000       -1,258,000
                                                                       ----------       ----------

        Net cash used in investing activities                          -1,448,000       -1,254,000

Cash flows from financing activities:
     Proceeds from exercise of options on common stock                          0           47,000
     Proceeds from revolving credit note                                5,201,000        7,276,000
     Principal payments on debt                                          -971,000         -970,000
                                                                        ---------         --------

        Net cash provided by financing activities                       4,230,000        6,353,000
                                                                        ---------        ---------

Net change in cash                                                          3,000                0
Cash, beginning of period                                                 134,000          254,000
                                                                         --------         --------

Cash, end of period                                                   $   137,000      $   254,000
                                                                         ========         ========


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                      $ 1,662,000      $ 1,314,000
        Income taxes                                                    1,972,000        1,746,000


REEDS JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  MANAGEMENT'S OPINION

    These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended February 28, 1995.

    Management of Reeds Jewelers, Inc. believes that the consolidated financial statements contained herein contain all adjustments necessary to present fairly the financial position, consolidated results of operations, and cash flows for the interim period. Management also believes that all adjustments so made are of a normal and recurring nature.

B.  Adjusted for 10% stock dividend on June 1, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITI0N AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter ended August 31, 1995 were up 8% over the same quarter last year to a second quarter record of $16,185,000. Comparable store sales were positive in every month of the quarter, resulting in a 3% increase for the period. The Company operated 80 stores at the end of the second quarter, compared to 73 at the same time last year. Net sales for the first six months were $33,330,000, up 12% over the first half of last year. Comparable store sales were positive 6% year-to-date.

Other revenues increased to $2,356,000, up 11% over the second quarter of last year. Finance charges and credit insurance income from customer receivables, which increased 13%, accounted for 79% of other revenues. Other revenues were up 11% for the first six months with 96% of the increase resulting from increased finance charges and credit insurance income; the balance of the increase resulted from various smaller line items.

Gross margins were 40% of net sales during the second quarter of each year. For the first six months of both years, gross margins were 40% of net sales, the same as last year. Management expects some margin pressure throughout the remainder of the year as jewelers compete for market share during the all-important Christmas selling season.

Selling, general, and administrative expenses were 41% of net sales for the second quarter in both 1995 and 1994. SG&A was 42% of net sales for the first six months of both years.

Bad debt expense was 4% of net sales for both the quarter and the six months ended August 31, 1995, flat with the comparable periods last year. As a percentage of average customer receivables, bad debt was 1.9% in the second quarter of 1995 and 1994, and was 3.4% and 3.5% for the first six months of 1995 and 1994, respectively. The Company's credit extension policies and criteria continue to be consistent with those used during the same periods last year. The allowance for bad debts was 7.50% at the end of both periods.

Interest expense was $8,000 higher in the second quarter and $135,000 higher in the first six months than for the same periods last year. The increase resulted from higher average borrowings.

The Company's anticipated tax rate was 33% for both periods in 1995 and 36% for the three-month and six-month periods in 1994; the lower anticipated tax rate in 1995 results primarily from the benefits attributable to the captive insurance company and from a reduction in the Company's state income taxes as a result of being able to use a portion of the Company's state net operating loss carryovers. Net income after income taxes was $444,000 ($0.11 per share and 2.7% of net sales) for the quarter, compared to $406,000 ($0.10 per share and 2.7% of net sales) for the same quarter last year. For the first six months, the Company earned $826,000 ($0.20 per share and 2.5% of net sales) compared to $737,000 ($0.18 per share and 2.5% of net sales) for the first half of last year.

The Company generally follows the practice of passing on price changes to its customers. As a result, management believes its operations have not been materially affected by inflationary or deflationary forces during the periods reported herein.

Liquidity and Capital Resources

Working capital increased 12% to $50,370,000 at August 31, 1995 from $44,884,000 at August 31, 1994. The resulting ratio of current assets to current liabilities at August 31, 1995 was 4.2 to 1, compared to 3.7 to 1 at the same date in the prior year.

Customer receivables, net of allowance for doubtful accounts, were $33,035,000 and $29,668,000 at August 31, 1995 and 1994, respectively. The 11% increase essentially reflected the normal share of total sales being done on the Company's proprietary credit card and related finance charges and credit insurance fees. Credit extension policies and criteria remained consistent during the first half of both years.

Merchandise inventories were 6% higher at the end of the second quarter of 1995 than at the same time in the previous year. The increase was higher than expected at August 31, 1995 as the Company's buyers purchased items earlier than planned. The increase over plan has been trimmed since August 31, 1995, and management believes that inventory turns, for the full fiscal year, will be approximately the same as last year.

Capital expenditures were $1,462,000 during the six months ended August 31, 1995, compared to $1,258,000 for the same period in 1994. Expenditures during both periods were primarily for tenant improvements in new and remodeled stores and for additional office, security, and computer equipment. The Company opened three new stores during the second quarter of this year in High Point NC, Bridgeport WV, and Albany GA; the Company also closed its store in Carbondale IL in June 1995. Management plans to open one additional store in Tuscaloosa AL during the current fiscal year.

At this time, management believes its credit lines are adequate to support its plans for the current year and knows of no other material events or uncertainties which would cause the financial information herein not to be indicative of the operating results or future financial condition of Reeds Jewelers, Inc.

Recent Developments

On October 5, 1995, the Company acquired all the common stock of The Melart Jewelers, Inc. ("Melart") from its nine shareholders. Melart, based in Silver Spring MD, operates 19 stores in the Washington DC/Baltimore metroplex and had net sales of approximately $17,500,000 during its most recent fiscal year that ended June 30, 1995. The cash purchase price of $1,977,000 is to be paid in the following manner: $477,000 was paid at closing on October 5, 1995, and the balance is due in three deferred payments of $500,000 each on October 5, 1996, 1997, and 1998. The deferred payments are financed by the sellers at 6.28% interest. The Company may deduct from the purchase price and withhold from the deferred payments for the following items, should they occur: the amount of negative net worth of Melart as of September 30, 1995; $196,000 for a potential liability resulting from a certain promotion of Melart; any write-off in excess of $237,000 on the Melart accounts receivable acquired; up to $250,000 for cancellation of any lease or for increased costs of property leases because of this transaction; up to $25,000 for costs relating to improperly maintained heating, air conditioning, plumbing, or electrical systems in any of the Melart stores; any costs resulting from an unrecorded liability, including unrecorded liabilities for consignment inventory. The Company is also indemnified for a period of 3 years for up to $500,000 for misrepresentations, unrecorded liabilities or claims, and various actions that may result from such, if any exist or should occur.

In addition to the 19 stores, at September 30, 1995, Melart owned approximately $4,300,000 in inventories and approximately $1,000,000 in accounts receivable, and owed approximately $2,500,000 in secured obligations and approximately $5,200,000 in accounts payable, accruals, and other unsecured obligations. Management believes that, with the acquisition, the Company has obtained desirable locations in most of the regional enclosed malls in the populous Washington/Baltimore metropolitan market. In addition, it has received the added benefit of well-trained and experienced associates in the various stores. The acquisition enables the Company to expand into this important contiguous market with only one over-lapping location for the Company in Springfield VA.

The initial purchase payment was made from the Company's cash. The Company is in the process of obtaining a $40,000,000 bank facility to replace its existing $27,000,000 bank revolving credit facility. The new financing is expected to be in place before the end of December 1995. The incremental borrowings primarily are to provide financing for the increased operating needs and deferred payments that result from the acquisition.

Management expects sales declines in the Melart stores during the Company's fiscal third quarter as the Company adjusts the merchandise mix and modifies the credit approval criteria to bring both in line with its philosophies. Management believes that sales should begin stabilizing in its fiscal fourth quarter. Operating savings will be realized when the Melart central office in Silver Spring MD is closed on October 25, 1995, but will be partially offset by planned increases in advertising, store staffing, and equipment upgrades that will begin immediately. In addition, management expects to spend approximately $3,000,000 over the next three years to remodel many of the Melart stores.

At this time, management believes its financing plans are adequate to support its operating plans and knows of no other material events or uncertainties which would cause the financial information herein not to be indicative of the operating results or future financial condition of Reeds Jewelers, Inc.

                          PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

            Not applicable.

Item 2.     Changes in Securities.

            Not applicable.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

          (a) The Annual Meeting of Shareholders was held on Tuesday, July 11, 1995, and the following matters were submitted to a vote of the shareholders:

          (b) To elect nine directors (Garland Waddy Garrett, James R. Rouse, Arlene Z. Schreiber, Richard F. Sherman, Alan M. Zimmer, Herbert J. Zimmer, Jeffrey L. Zimmer, Roberta G. Zimmer, and William R. Zimmer) to serve until the 1996 Annual Meeting of Shareholders or until their successors are elected and qualified: for James R. Rouse and Richard F. Sherman, 3,621,056 votes were cast in favor, 7,058 votes were withheld, and 191,273 abstained; for Alan M. Zimmer, 3,620,956 votes were cast in favor, 7,158 were withheld, and 191,273 were not voted; for Arlene Z. Schreiber, Herbert J. Zimmer, Jeffrey L. Zimmer, and William R. Zimmer, 3,620,856 votes were cast in favor, 7,258 were withheld, and 191,273 were not voted; for Garland Waddy Garrett, 3,620,836 votes were cast in favor, 7,278 were withheld and 191,273 were not voted; and for Roberta G. Zimmer, 3,620,656 votes were cast in favor, 7,458 were withheld, and 191,273 were not voted.

          (c) To ratify the appointment of Ernst & Young as independent auditors of the Company for the fiscal year ending February 29, 1996: 3,627,663 votes were cast in favor, 231 votes were against, 220 votes abstained, and 191,273 were not voted.

          (d) Not applicable.

Item 5.     Other Information.

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)     Exhibits.

            10  -   Stock Purchase Agreement

            27  -   Financial Data Schedule (for SEC use only)

            (b)     Reports on Form 8-K.

                    Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               REEDS JEWELERS, INC.


    October 20, 1995                           /s/   James R. Rouse
--------------------------                   ----------------------------------
                                                     James R. Rouse
                                                      Treasurer and
                                                 Chief Financial Officer