Form 10-Q
period 1995-11-30
REEDS JEWELERS INC
filed 1996-01-12
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED NOVEMBER 30, 1995
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

                                 Yes   X     No
                                     -----      -----

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of January 8, 1996 was 4,216,406.

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

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                    February 28,     November 30,     November 30,
                                                            1995             1995             1994
                                                            ----             ----             ----
ASSETS
   Cash and cash equivalents                        $    134,000      $   154,000     $    165,000
    Accounts receivable:
      Customers, less allowance for doubtful
      accounts of $2,869,000, $2,739,000,
      and $2,565,000                                  35,379,000       34,109,000       31,630,000
      Other                                              838,000        1,257,000        1,238,000
   Merchandise inventories                            26,438,000       39,719,000       36,714,000
   Deferred income taxes                               1,840,000        1,831,000        1,670,000
   Other                                                 365,000        1,161,000          766,000
                                                    ------------     ------------     ------------
        Total current assets                          64,994,000       78,231,000       72,183,000

   Property and equipment                             20,893,000       25,379,000       20,790,000
   Less: accumulated depreciation and amortization    11.270,000       15,247,000       11,034,000
                                                    ------------     ------------     ------------
        Net property and equipment                     9,623,000       10,132,000        9,756,000

   Goodwill, net of accumulated amortization of
      $536,000, $552,000, and $520,000                 2,189,000        7,527,000        2,206,000
   Other                                                 595,000          713,000          561,000
                                                    ------------     ------------     ------------
        Total other assets                             2,784,000        8,240,000        2,767,000
                                                    ------------     ------------     ------------

TOTAL ASSETS                                        $ 77,401,000     $ 96,603,000     $ 84,706,000
                                                    ============     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable                                 $  8,567,000     $ 19,914,000    $  18,407,000
   Accrued expenses                                    4,523,000        5,471,000        4,004,000
   Deferred revenue                                    1,074,000        1,213,000          962,000
   Income taxes                                        1,702,000          -95,000          375,000
   Current portion of long-term debt                   3,313,000        6,354,000        5,297,000
                                                    ------------     ------------     ------------
        Total current liabilities                     19,179,000       32,857,000       29,045,000

Revolving credit note                                 19,000,000       24,655,000       19,000,000
Long-term debt and subordinated notes payable          9,378,000        8,049,000        9,835,000
Subordinated notes payable to shareholders               900,000          900,000          900,000
Deferred income taxes                                  2,211,000        2,231,000        2,018,000
Deferred revenue                                         906,000          921,000          777,000
                                                    ------------     ------------     ------------
        Total liabilities                             51,574,000       69,613,000       61,575,000

   Common stock, par value $0.10 per share;
      Authorized: 10,000,000 shares; issued and
      outstanding: 4,201,281, 4,216,406, and
      4,201,259 (Note B)                                 420,000          422,000          420,000
   Additional paid-in capital (Note B)                 7,368,000       10,898,000        7,368,000
   Retained earnings (Note B)                         18,039,000       15,670,000       15,343,000
                                                    ------------     ------------     ------------
        Total shareholders' equity                    25,827,000       26,990,000       23,131,000
                                                    ------------     ------------     ------------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                             $ 77,401,000     $ 96,603,000     $ 84,706,000
                                                    ============     ============     ============

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                 Three months ended November 30,    Nine months ended November 30,
                                           1995             1994             1995             1994
                                           ----             ----             ----             ----
Revenues:
   Net sales                       $ 21,214,000     $ 18,273,000     $ 54,544,000     $ 48,129,000
   Other (principally finance
      charges)                        2,268,000        2,107,000        6,995,000        6,375,000
                                   ------------     ------------     ------------     ------------

        Total revenues               23,482,000       20,380,000       61,539,000       54,504,000

Costs and expenses:
   Cost of sales (including
      occupancy costs)               12,996,000       10,597,000       32,939,000       28,187,000
   Selling, general, and
      administrative                  8,445,000        7,087,000       22,421,000       19,843,000
   Bad debt                             892,000          860,000        2,155,000        1,979,000
   Interest                             867,000          773,000        2,509,000        2,280,000
                                   ------------     ------------     ------------     ------------

        Total costs and expenses     23,200,000       19,317,000       60,024,000       52,289,000
                                   ------------     ------------     ------------     ------------

Earnings before income taxes            282,000        1,063,000        1,515,000        2,215,000

Income taxes                             63,000          382,000          470,000          797,000
                                   ------------     ------------     ------------     ------------

Net earnings                       $    219,000     $    681,000     $  1,045,000     $  1,418,000
                                   ============     ============     ============     ============


Earnings per share (Note B)        $       0.05     $       0.16     $       0.25     $       0.34
                                   ============     ============     ============     ============

Weighted average shares
     outstanding (Note B)             4,204,768        4,201,055        4,211,819        4,197,764
                                   ============     ============     ============     ============

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine months ended November 30,
                                                                             1995             1994
                                                                             ----             ----
Cash flows from operating activities:
   Net earnings                                                     $   1,045,000   $    1,418,000
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                  1,552,000        1,327,000
         Provision for loss on accounts receivable                      2,155,000        1,979,000
         Gain on sale of property and equipment                            38,000            1,000
         Changes in assets and liabilities:
            Accounts receivable                                          -226,000       -3,220,000
            Merchandise inventories                                    -9,188,000      -14,484,000
            Other assets                                                 -665,000         -421,000
            Trade payables                                              8,423,000       10,036,000
            Accrued expenses                                              -31,000          851,000
            Deferred revenue                                              148,000           16,000
            Income taxes                                                 -862,000       -1,182,000
                                                                    -------------   --------------

        Net cash provided by (used in) operating activities             2,389,000       -3,679,000

Cash flows from investing activities:
            Net effect of acquisition of The Melart Jewelers, Inc.,
                   net of cash acquired                                -3,690,000                0
            Proceeds from sale of property and equipment                   14,000            7,000
            Capital expenditures                                       -1,594,000       -2,382,000
                                                                    -------------   --------------

        Net cash used in investing activities                          -5,270,000       -2,375,000

Cash flows from financing activities:
     Proceeds from exercise of options on common stock                    102,000           49,000
     Proceeds from revolving credit note                                5,655,000        8,771,000
     Principal payments on debt                                        -2,856,000       -2,855,000
                                                                    -------------   --------------

        Net cash provided by financing activities                       2,901,000        5,965,000
                                                                    -------------   --------------

Net change in cash                                                         20,000          -89,000
Cash, beginning of period                                                 134,000          254,000
                                                                    -------------   --------------

Cash, end of period                                                 $     154,000   $      165,000
                                                                    =============   ==============


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                    $   2,560,000   $    2,260,000
        Income taxes                                                    2,223,000        2,099,000


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

B.  STOCK DIVIDEND

     Adjusted for 10% stock dividend on June 1, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter ended November 30, 1995 were up 16% over the same quarter in 1994 to a third quarter record of $21,214,000. Comparable store sales, however, rose only 1% for the quarter. The number of sales transactions during the quarter increased 17%, but the average sale decreased slightly to $158 from $159. The Company operated 100 stores at November 30, 1994, compared to 79 at the same time in the previous year. Net sales for the nine month period increased 13% to $54,544,000 and same store sales increased 4% during the period. The increased sales year-to-date resulted from an 11% increase in customer transactions and an increase in the average transaction size to $147 from $144. On a trailing twelve-month basis, net sales through November 30, 1995 increased 13% over the same period through November 30, 1994, resulting from an 8% increase in transactions and a 5% increase in the average transaction to $147.

Other revenues in the third quarter increased 8% to $2,268,000 over last year. Finance charges and credit insurance income from customer receivables accounted for 78% of other revenues. Year-to-date, other revenues increased 10% over the same period a year earlier, and finance charges and credit insurance income represented 79% of the total.

Gross margins were 39% of net sales during the third quarter ended November 30, 1995, down from 42% in the same quarter last year. The newly-acquired Melart stores accounted for 10% of total net sales, but gross margins in those stores averaged 16% lower than the gross margins for all other stores because aggressive price promotions were used to begin stabilizing and rebuilding market share for the Melart stores. For the first nine months of the year, gross margins were 40% of net sales, down from 41% of net sales for the same period last year as a result of gross margins in the diamond category being 240 basis points (or 4%) lower than the same nine months last year. Gross margins were sacrificed to increase diamond sales to nearly 57% of net sales from nearly 53% of net sales for the first nine months of fiscal 1995 and fiscal 1994, respectively; as a result, diamond sales increased 22%, yielding a 17% increase in diamond gross profits.

Selling, general, and administrative expenses increased in the third quarter to 40% of net sales from 39% a year ago. Advertising expenses for the quarter were 35% higher, increasing to nearly 5% of net sales from 4% of net sales. Salaries and wages increased 21% in the third quarter of 1995 over the third quarter of 1994, rising 80 basis points as a percentage of net sales. Year-to-date, SG&A expenses were 41% for both years. Advertising increased 13% for the nine months, but remained flat as a percentage of net sales. Salaries and wages for the first three quarters increased 16% and rose 42 basis points as a percentage of net sales.

Bad debt expense was 4% and 5% of net sales for the quarters ended November 30, 1995 and 1994, respectively, and was 4% for both nine month periods. As a percentage of average customer receivables, bad debt was 2.5% in the current third quarter and 2.6% in the same quarter last year; for the first nine months of this year, bad debt was 5.9% of customer receivables, compared to 6.1% last year. Balances on delinquent accounts were about 33% higher at November 30, 1995 than they were at the same date in 1994, representing nearly 15% of total accounts receivable at November 30, 1995 compared to 12 % a year earlier; gross customer receivables were 7% higher at November 30, 1995 than a year earlier. The allowance for bad debts at November 30, 1995 and 1994 was 7.5%. The Company's credit extension and collection policies and criteria continue to be consistent with those used during the same periods last year.

Interest expense was $94,000 higher in the third quarter and $229,000 higher in the first nine months than for the same periods last year. The increase resulted from increased average borrowings of approximately 10%.

The Company's anticipated tax rate was 33% for both periods ending November 30, 1995 and 36% for both periods ended November 30, 1994; the actual rates of 22% and 31% for the quarter and nine months ended November 30, 1995, respectively, resulted from refunds of state income taxes. Net income after taxes was $219,000 ($0.05 per share and 1.0% of net sales) for the quarter ended November 30, 1995, compared to $681,000 ($0.16 per share and 3.7% of net sales) for the same quarter last year. For the first nine months, the

Company earned $1,045,000 ($0.25 per share and 1.9% of net sales) compared to $1,418,000 ($0.34 per share and 2.9% of net sales) for the same period last year.

Management expects comparable store sales to be flat or only slightly positive during the final quarter of the current fiscal year that will end February 29, 1996. Gross margin pressure is expected to continue, and gross margins may be 100-200 basis points lower than in the fourth fiscal quarter of last year because of competitive pressures and because of the desire to build market share in the very important Washington-Baltimore market. Management further expects no savings in SG&A expenses during the final fiscal quarter compared to the same period last year, but plans to begin adjusting advertising, payroll, and other expenses to sales levels in its newly-acquired and newly-opened stores now that the holiday selling season is over. Bad debt expense, as a percentage of accounts receivable, is expected to remain in line with levels experienced during the past three years.

The Company's comparable stores (those stores operating for the entire 21 months since March 1, 1994) generally performed in line with expectations. Therefore in the coming year, management plans to focus its efforts on increasing the average sales volumes in its newly-acquired and newly-opened stores, and causing gross margins and certain expense ratios in those stores to be more in line with the performance of the Company's comparable stores.

The Company generally follows the practice of passing on price changes to its customers. As a result, management believes its operations have not been materially affected by inflationary or deflationary forces during the periods reported herein.


Liquidity and Capital Resources

Working capital increased 5% to $45,374,000 at November 30, 1995 from $43,138,000 at November 30, 1994. However, the resulting ratio of current assets to current liabilities as of November 30, 1995 was 2.4 to 1, compared to
2.5 to 1 at the same date in the prior year.

Customer receivables, net of allowance for doubtful accounts, were $34,109,000 and $31,630,000 at November 30, 1995 and 1994, respectively. The 8% increase resulted from 54% of total net sales being done on the Company's proprietary credit card and related finance charges and credit insurance fees. Credit extension and collection policies and criteria remained consistent during both years.

Merchandise inventories were 8% higher at the end of the third quarter of 1995 than at the same time in the previous year. The entire increase in inventories resulted from the acquisition of The Melart Jewelers, Inc. Management expects inventory levels to be approximately 34% higher at year-end than at the end of last year, primarily as a result of the nearly 30% increase in the number of stores.

In addition to the net effect of $3,690,000 for the acquisition of The Melart Jewelers, Inc., capital expenditures for the Company were $1,594,000 during the nine months ended November 30, 1995, compared to $2,382,000 for the same period in 1994. Expenditures during both periods were primarily for tenant improvements in new and remodeled stores and for additional office, security, and computer equipment. The Company opened five new stores during the first nine months of this year, and has closed one under-performing stores in the fourth quarter.

The Company did not finalize its new $40,000,000 revolving credit facility with two commercial banks during December 1995, as expected, but does expect to close before the end of January 1996. At this time, management believes its credit lines are adequate to support its plans and knows of no other material events or uncertainties which would cause the financial information herein not to be indicative of the operating results or future financial condition of Reeds Jewelers, Inc.

                          PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

          Not applicable.

Item 2.     Changes in Securities.

          Not applicable.

Item 3.     Defaults Upon Senior Securities

          Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

          Not applicable

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


                                           REEDS JEWELERS, INC.


     January 9, 1996                       /s/   James R. Rouse
--------------------------               -----------------------------
                                                 James R. Rouse
                                                 Treasurer and
                                            Chief Financial Officer