Form 10-K405
period 1996-02-29
REEDS JEWELERS INC
filed 1996-06-04
CIK 805900

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                       For the fiscal year ended February 29, 1996

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-15247

                              REEDS JEWELERS, INC.
             (Exact name of registrant as specified in its charter)

                NORTH CAROLINA                                  56-1441702
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

          2525 SOUTH SEVENTH STREET                               28401
          WILMINGTON, NORTH CAROLINA                            (Zip Code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (910) 350-3100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock $.10 Par Value
                          ---------------------------
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 9, 1996 (computed by reference to the last reported sales price of the registrant's common stock on NASDAQ on such date) was $5,087,935.

     The number of shares outstanding as of May 9, 1996 of the registrant's common stock, par value $.10 per share, was 4,216,406.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated by reference into the indicated Part of the Annual Report of Form 10-K to the extent indicated in such Part:

        Part III of the registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Reeds Jewelers, Inc. (the "Company" or the "Registrant") operates 98 specialty retail jewelry stores primarily in enclosed regional malls located principally in the sunbelt section of the United States. The Company was incorporated under the laws of North Carolina in 1984 as part of a reorganization whereby a number of affiliated corporations under common ownership became subsidiaries of the Company. The oldest of these affiliated corporations was incorporated as a North Carolina corporation in 1946.

PRINCIPAL PRODUCTS, MARKETS, AND METHODS OF DISTRIBUTION

     The Company's stores, which are operated under the names of Reeds Jewelers, Melart Jewelers, Mills Jewelers, and The Jewelry Vault offer a wide selection of merchandise, including diamond rings and jewelry, gold jewelry and chains, gemstone rings, watches, and other fine jewelry. Most of the diamonds sold by the Company are up to one carat, with a limited selection of larger diamonds. Gold jewelry items sold in the Company's stores are primarily 14 carat, and its gemstone rings contain either precious stones (such as rubies, sapphires, and emeralds) or semi-precious gems (such as opals, blue topaz, amethyst, and garnets). Watches offered by the Company represent many popular brand names in a broad range of price points. Sales by class of similar products which accounted for 10 percent or more of net sales during each of the last three fiscal years were as follows:

                                 CLASS                               1996     1995     1994
    ---------------------------------------------------------------  ----     ----     ----
    Diamonds and Precious Gems.....................................  56.9%    52.8%    49.2%
    Karat Gold Jewelry and Semi-precious Gems......................  20.9     21.9     22.7
    Watches........................................................  11.9     14.3     16.3

     Approximately 80% of the products sold by the Company are purchased through a centralized merchandising department at the Company's headquarters. The centralization of buying allows the Company to establish long-term relationships with vendors that provide a continuing source of product supply, consistent quality control, and competitive pricing. As of February 29, 1996, the Company operated 96 stores, of which 2 were located in Alabama, 10 in Florida, 7 in Georgia, 1 in Kansas, 12 in Maryland, 7 in Mississippi, 23 in North Carolina, 3 in Oklahoma, 12 in South Carolina, 4 in Tennessee, 12 in Virginia, and 3 in West Virginia. Since February 29, 1996, the Company has opened two new stores in Wichita KS and a new store in the Tidewater VA market, and closed one store in Maryland. The Company plans to open an additional two to three stores in the current fiscal year if suitable locations become available. The Company chooses its locations based upon the aggregate amount of jewelry business being done in the mall being considered and also upon the amount of rent that will be charged for the location.

     The Company's stores range in size from approximately 500 to 2,100 square feet of selling space, and average 1,100 square feet of selling space. Approximately 75% of the merchandise sold in an individual store is available in all the Company's stores, and the remainder is chosen to meet the demand for particular merchandise at an individual store.

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

     In the fiscal year ended February 29, 1996, the Company's three largest suppliers accounted for 8.8%, 5.8%, and 5.7%, respectively, of the Company's total merchandise purchases, with no other supplier accounting for more than 4.7%. Alternate sources exist for all merchandise provided by the Company's suppliers, with the exception of any particular name brand.

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

SEASONALITY

     The Company's business is seasonal in nature. The fourth quarter, which includes the major part of the Christmas selling season, produces higher sales and earnings than any of the first three quarters. Net sales and net earnings for each quarter as a percentage of annual net sales and net earnings for the three most recent fiscal years were:

                                                                     1996     1995     1994
                                                                     ----     ----     ----
    NET SALES
    First Quarter..................................................  19.1%    19.2%    17.8%
    Second Quarter.................................................  18.0     19.3     20.6
    Third Quarter..................................................  23.6     23.6     23.0
    Fourth Quarter.................................................  39.3     37.9     38.6
    NET EARNINGS
    First Quarter..................................................  11.9%     8.0%     4.1%
    Second Quarter.................................................  13.8      9.9     12.2
    Third Quarter..................................................   6.8     16.6     12.9
    Fourth Quarter.................................................  67.5     65.5     70.8

PROPRIETARY CREDIT AND OTHER WORKING CAPITAL ITEMS

     As is customary in the retail jewelry business, the Company finances some of its customers' purchases. Proprietary credit sales represented approximately 49% of net sales in 1996 and approximately 53% and 52% of net sales during 1995 and 1994, respectively. The Company operates its centralized credit functions under its wholly-owned subsidiary, Reeds Financial Services, Inc. ("RFSI"). All credit extension, collection, and related activities are administered through RFSI.

     The Company extends credit to its customers under a level-pay plan. Finance charges, subject to rate ceilings imposed by the various state laws, are assessed on customers' account balances. Credit is granted for varying lengths of time, generally requiring payments of 5% of the individual customer's highest balance, with minimum payments of $25 per month. Customers are also offered a layaway plan that allows them to set items aside and pay for them over a period of up to six months with no interest charges. The Company also provides optional insurance coverage for all credit purchases.

     Accounts receivable (prior to allowance for doubtful accounts) increased 3.6% to $39,631,000 at February 29, 1996 from $38,248,000 at February 28, 1995, and had increased 14.5% from $33,411,000 at February 28, 1994. The allowance for doubtful accounts was 7.5% of accounts receivable (prior to allowance for doubtful accounts) at the end of each of the three fiscal years. Bad debt expense as a percentage of net sales decreased to 3.8% in the fiscal year ended February 29, 1996 from 3.9% and 4.1% in the years ended February 28, 1995 and 1994, respectively. The Company maintained its allowance at 7.5%, in spite of an increase of 23.4% higher delinquency at February 29, 1996 than at the end of the prior year, when delinquency was 9.4% lower than at the prior year-end; The negative delinquency trend that evolved during the last fiscal year reflects the experience of other extenders of consumer credit, remains within historical delinquency ranges for the reserve, and has begun to improve; as a result, management believes the 7.5% allowance for future write-offs remains adequate and appropriate. The Company's policies and procedures regarding credit authorization, collection, and write-off have not changed during the three-year period. Primarily as a result of the higher accounts receivable, finance charges grew to $6,604,000 in the fiscal year ended February 29, 1996 from $6,012,000 and $5,435,000 in the fiscal years ended February 28, 1995 and 1994, respectively.

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

COMPETITION

     The retail jewelry industry is highly competitive and fragmented, with a large number of independent jewelry retailers. According to National Jeweler, a trade publication, the Company is the eleventh largest retail jewelry chain in the United States, based on the number of locations. However, the jewelry chains believed by the Company to be the two largest (Zale Corporation and Sterling, Inc.) are substantially larger than the Company and compete directly with the Company in a number of markets. Although the Company considers its primary competition to be other jewelry outlets in the malls in which it operates, it also competes for customers in various markets with other regional chains, department stores, discount stores, catalog showrooms, direct mail suppliers, and television shopping networks.

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

EMPLOYEES

     As of February 29, 1996, the Company had a total of 752 full-time equivalent employees. Of these, 166 equivalents were employed in the corporate headquarters and the remaining 586 equivalents were employed in the stores. Throughout the year, the Company hires a number of part-time employees, primarily during the holiday shopping seasons. Approximately 70% of all employees during the year are full-time and 30% are part-time.

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

ITEM 2.  PROPERTIES

     With the exception of its downtown Wilmington location, which it owns, the Company occupies its various store premises under lease arrangements which are generally on a five to ten year basis with monthly payments of normally four to six percent of sales (generally defined as total receipts, net of returns, exchanges, and sales taxes), subject to minimum payments. Two of the Company's stores are leased in strip shopping centers and the remaining leases are for locations in enclosed regional shopping malls. Under the terms of the typical lease, the Company is required to maintain and conform its usage to specified standards, often including required advertising expenditures, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities, and taxes. The table below sets forth information with respect to the expiration of leases on locations in operation or committed to by the Company as of February 29, 1996:

                                                                           NUMBER OF LEASES
                             YEAR OF EXPIRATION                              WHICH EXPIRE
    ---------------------------------------------------------------------  ----------------
           1996..........................................................          8
           1997..........................................................          6
           1998..........................................................         12
           1999..........................................................         10
           2000..........................................................         10
           2001..........................................................         14
           2002..........................................................          8
           2003..........................................................          3
           2004..........................................................          6
           2005..........................................................          7
           2006..........................................................         12
           2007..........................................................          6

     Leases for 17,831 square feet for the Corporate Headquarters in Wilmington, North Carolina are with related parties and expire December 31, 2006. Additional information regarding these leases is incorporated herein by reference to the information contained under the heading Certain Relationships and Related Transactions in Item 13 of Part III of this document.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

     However, a subsidiary of the Company purchases non-file UCC insurance from an unaffiliated insurance carrier for accounts originated in certain states and charges its customers in those states a non-file UCC insurance fee equal to the subsidiary's premium cost for that insurance. Non-file insurance reimburses the subsidiary for losses on accounts that result from its decision not to file a UCC financing statement for the collateral securing the account. A civil action has been brought in the United States District Court for the Middle District of Georgia, Columbus Division, by several plaintiffs against numerous finance companies, jewelry retailers, furniture and appliance retailers, and insurance companies specifically including the Company whereby the plaintiffs have challenged certain aspects of the Company's non-file insurance practices. If the non-file insurance practices of the Company were determined to be invalid under applicable federal law or the laws of certain states, the Company could be required to refund non-file insurance fees, pay other damages to its former and current customers in those states and pay fines, penalties, and attorney's fees. A specific amount claimed is not set forth and is not determinable at this time. There exists a possibility that the final resolution of this issue could result in the Company recording an additional obligation. In the opinion of management, the claim is without merit and the Company is contesting this suit vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of May 9, 1996 there were 4,216,406 shares outstanding held by approximately 200 shareholders of record plus approximately 800 non-objecting beneficial owners whose shares are held in nominee or "street" name by brokers. The Company has not paid any cash dividends on its stock since its inception, and has no intention to pay cash dividends in the foreseeable future (See Footnote 2 to the Consolidated Financial Statements). The Company's common stock trades on the NASDAQ National Market under the symbol REED. The quarterly high and low sales prices of the Company's common stock (adjusted for the 10% stock dividends issued on June 1, 1995 and August 1, 1994) for the fiscal years ended February 29, 1996 and February 28, 1995 were as follows:

                                                                         HIGH        LOW
                                                                        -------     ------
    FISCAL YEAR ENDED FEBRUARY 29, 1996
    FOURTH QUARTER....................................................  $10.500     $5.250
    THIRD QUARTER.....................................................   12.250      9.750
    SECOND QUARTER....................................................   10.500      8.250
    FIRST QUARTER.....................................................    9.545      7.727
    FISCAL YEAR ENDED FEBRUARY 28, 1995
    Fourth Quarter....................................................  $10.455     $6.818
    Third Quarter.....................................................   10.455      6.364
    Second Quarter....................................................   10.909      8.636
    First Quarter.....................................................   10.841      8.591

ITEM 6.  SELECTED FINANCIAL DATA

                                                1996       1995       1994       1993       1992
                                               -------    -------    -------    -------    -------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND
                                                                NUMBER OF STORES)
FIVE-YEAR SUMMARY
Net Sales....................................  $89,801    $77,496    $67,305    $58,356    $53,725
Bad Debt Expense.............................    3,419      3,000      2,761      2,716      2,983
Interest Expense.............................    3,263      3,040      2,957      3,183      3,595
Net Earnings.................................    3,212      4,113      3,180      2,115      1,103
Earnings Per Share...........................      .76        .98        .76        .50        .26
Working Capital..............................   51,870     45,815     38,828     37,489     35,973
Total Assets.................................   88,886     77,401     67,499     60,779     57,950
Long-Term Debt, Less Current.................   38,019     29,278     25,803     28,161     30,299
Shareholders' Equity.........................   29,143     25,827     21,666     18,486     16,371
Number of Stores.............................       96         77         71         66         67

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Sales and Other Revenues

     At February 29, 1996 the Company operated 96 stores in twelve states compared to 77 stores in twelve states and 71 stores in eleven states at February 28, 1995 and 1994, respectively. Total net sales for fiscal 1996 were up 16% to $89,801,000 from $77,496,000 in fiscal 1995 which were 15% higher than sales of $67,305,000 in fiscal 1994. Same store sales, or stores open in comparable periods, increased 2% in 1996 compared to increases of 9% and 12% in 1995 and 1994, respectively.

     Average sales per store decreased 1% to $1,048,000 per store in 1996; average sales per store were $1,057,000 and $975,000 in 1995 and 1994, respectively. Average sales per full-time equivalent employee fell

2% to $119,000 in 1996 and were 6% higher in 1995 over 1994, increasing to $121,000 from $114,000. Average sales per selling square foot dropped 7% to $846 in 1996, after rising 5% in 1995 to $911 from $864. The increase in sales in 1996 resulted from an increase in the average sales transaction which was flat at $146, while the number of sales transactions increased 16%. The average sales transaction in 1995 was 12% higher than in 1994, and the number of sales transactions increased 3% in 1995 compared to 1994.

     Other revenues increased $725,000 in 1996 and $725,000 in 1995 over the prior year. The increases resulted primarily from higher levels of accounts receivable and the finance charges and credit insurance revenues related thereto. Finance charges were the primary component in each of the years, representing 71%, 70%, and 69% of other revenues in 1996, 1995, and 1994, respectively, with credit insurance products (property, disability, unemployment, and life) accounting for 8%, 11%, and 10% in the three years, respectively. Income from extended service agreements accounted for 16%, 15%, and 12% of other revenues in 1996, 1995, and 1994, respectively. All other revenue items were less than 5% of the total.

  Gross Profit

     Gross profit (net of occupancy costs) was 40.3% of net sales in 1996, 42.2% in 1995, and 42.6% in 1994. The decrease in gross margins in 1996 resulted primarily as a result of the acquisition of The Melart Jewelers, Inc.; in addition to having higher occupancy costs in the Melart stores, the Company reduced gross margins in those stores in order to make room for a more desirable merchandise mix. More promotional pricing in the diamond and gold categories implemented to build market share caused the decrease in gross margins in 1995. The Company continues to enjoy competitive pricing on its purchases of merchandise. The Company plans to continue its aggressive approach to building market share by opening new stores and increasing sales in existing stores, and anticipates that margins during the year ending February 28, 1997 will return to the level enjoyed in 1995.

  Selling, General, and Administrative Expenses (SG&A)

     Selling, general, and administrative expenses as a percentage of net sales were 37.5%, 37.5%, and 38.4% in 1996, 1995, and 1994, respectively. In 1996, in support of the Company's approach to building market share, the Company increased advertising expenditures by 27% over the prior year; in 1995, advertising was raised by 11%. For 1996, 1995, and 1994, advertising represented 5.2%, 4.7%, and 4.5% of net sales, respectively. Compensation expenses rose 13% in 1996 and accounted for 62% of SG&A expenses; similar expenses increased 15% in 1995 over 1994, and represented 64% and 63% of total SG&A, respectively during the two years.

  Bad Debt Expense

     Bad debt expense increased 14.0% to $3,419,000 (3.8% of net sales) in the year ended February 29, 1996 from $3,000,000 (3.9% of net sales) in 1995; bad debt expense in 1994 was $2,761,000 (4.1% of net sales). Actual write-offs as a percentage of net sales during each of the years were 3.6% in 1996, 3.4% in 1995, and 3.8% in 1994.

     The allowance for doubtful accounts at the end of each of the three years was 7.5% of customer receivables (prior to the allowance for doubtful accounts). The Company's policies and procedures regarding credit authorization, collection, and write-off have not changed during the three-year period. Delinquent accounts (accounts more than 90 days past due) represented 9.5%, 7.7%, and 8.5% of the Company's accounts receivable portfolio at February 29, 1996, February 28, 1995 and 1994, respectively.

  Interest Expense

     Interest expense decreased to 3.6% of net sales in 1996 from 3.9% in 1995 and 4.4% in 1994. In 1996, the average outstanding debt was 12% higher than the year before, resulting in a $223,000 increase in interest expense; 65% of the $83,000 increase in 1995 was caused by higher interest rates charged to the Company for its variable rate debt.

  Income Taxes

     The provision for income taxes was $1,689,000 (32.9% effective rate) in 1996, $2,110,000 (33.9% effective rate) in 1995, and $1,789,000 (36.0% effective rate) in 1994. The lower effective rates in each of the last two years resulted primarily from the benefits attributable to the captive insurance company and from a reduction in the Company's state income taxes as a result of being able to use a portion of the Company's state net operating loss carryovers.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires cash for purchasing inventory, opening new stores, making leasehold improvements, and acquiring equipment. Working capital needs normally peak in the fall as the Company increases inventories to meet anticipated demand during the all-important Christmas selling season. The Company's long-term growth strategy will require increasing working capital to fund capital expenditures, receivables, and inventories for new stores while the Company makes annual payments through 1998 on its senior subordinated notes. These working capital needs will be financed through funds generated from operations and bank lines described below. Cash used in operations was $413,000 in 1996 and $802,000 in 1995, and cash provided by operations was $2,373,000 in 1994.

     Capital expenditures totaled $2,351,000 (plus $1,755,000 related to the acquisition of The Melart Jewelers, Inc.) in 1996, $2,823,000 in 1995, and $1,211,000 in 1994. In addition to the Melart acquisition, the Company opened five new stores in 1996 in Tuscaloosa AL, Albany GA, High Point NC, Fredericksburg VA, and Clarksburg WV. It closed stores in Washington DC, Carbondale IL, Hyattsville MD, Fayetteville NC, and Winchester VA during the year.

     Since year end, the Company has opened two new stores in Wichita KS and a new store in the Tidewater VA area, and plans to open three to four more new stores in the current fiscal year. The Company has budgeted $3,500,000 for capital expenditures in the fiscal year ending February 28, 1997 for new store openings, major and minor remodels, and for various other equipment. These capital expenditures will be financed through funds generated from operations and bank lines described below.

  Debt

     Borrowings under the Company's revolving credit facility averaged $23.6 million in 1996, $17.0 million in 1995, and $12.6 million in 1994. The maximum borrowings outstanding under the facility at any time during each year were $33.7 million in 1996, $22.0 million in 1995, and $16.0 million in 1994. At February 29, 1996, $33.7 million was outstanding under the facility, compared to $19.0 million and $12.2 million at February 28, 1995 and 1994, respectively.

     On December 21, 1995, the Company entered into a revolving credit facility with two commercial banks through July 31, 1998. The Company's revolving credit facility makes available $40 million during the entire period. The Company will pay interest under the revolving credit facility at 30-day LIBOR plus 160-200 basis points or at the banks' prime rate plus 37 1/2 to 62 1/2 basis points, depending upon the Company's debt-to-worth ratio. As of May 1, 1996, the Company's rate was reduced from 30-day LIBOR plus 200 basis points to 30-day LIBOR plus 180 basis points.

     In addition, the Company has $5.0 million in a senior subordinated note with another insurance company, with interest payable quarterly at 12.11% and quarterly principal payments of $457,000 through October 1998.

     In order to cap the interest expense related to the revolving credit facility, on February 2, 1996, the Company purchased an interest rate cap with a major commercial bank as the counterparty. The cap is for a term of two years ending February 2, 1998 at a notional amount of $30 million, approximating 80% of the expected outstanding average balance on the revolving credit facility. At the end of each month during the term of the cap, if the 30-day LIBOR rate exceeds 6.00%, the Company will receive a payment for the difference between the 30-day LIBOR rate and 6.00% times the $30 million notional amount for the 30-day period. The Company paid $78,000 to purchase the cap and has no further obligations for any payments during the term. As of May 1, 1996, the Company has received no payments under the agreement.

     The Company also has subordinated notes totaling $900,000 with three related parties, with interest payable monthly at the prime rate quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note, which is collateralized by substantially all of the Company's assets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the information contained under the heading "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders (except for the information contained under the subheadings "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions," which is not incorporated herein by reference).

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information contained under the heading "Compensation of Executive Officers" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information contained under the heading "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders (except for the information contained under the subheadings "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions," which is not incorporated herein by reference).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases its corporate headquarters, consisting of 17,831 square feet of office space and 155 parking spaces, from a partnership comprised of Alan M. Zimmer, Herbert J. Zimmer, Jeffrey L. Zimmer, and Arlene Z. Schreiber. Alan M. Zimmer is President and Chief Executive Officer of the Company and Herbert J. Zimmer, Jeffrey L. Zimmer, and Arlene Z. Schreiber are all Directors. Monthly rental payments under the lease are $23,127, escalating to $23,520 on January 1, 1999, and rising to $23,929 on January 1, 2003. The Company also pays the related insurance, property taxes, maintenance fees, and utilities for this location. The leases for these facilities expire December 31, 2006. Based on rentals charged for comparable properties in Wilmington, the Company believes the terms of the lease are no less favorable to the Company than those that could be obtained from unaffiliated parties.

     Herbert J. Zimmer and Jeffrey L. Zimmer are partners in the law firm of Zimmer and Zimmer, which serves as general counsel to the Company. During the fiscal year ended February 29, 1996, the Company paid Zimmer and Zimmer legal fees and reimbursement of costs advanced in the amount of $175,000; the Company paid $175,000 and $186,000 to Zimmer and Zimmer in 1995 and 1994, respectively.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) AND (2)

     Financial Statement and Financial Statement Schedules: The financial statements, financial statement schedules and reports of independent auditors listed in the accompanying index are filed as part of this annual report.

(A)(3) EXHIBITS:

 3(a)    -- Charter and Charter Amendments of the Registrant, as amended effective June 28,
            1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1991, file number 0-15247)
 3(b)    -- Bylaws of the Registrant, as amended effective August 10, 1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1991, file number 0-15247)
 4       -- Registrant undertakes to furnish the Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.
10(a)    -- Lease Agreement with Zimmer Brothers, a Partnership, dated February 13, 1986 and
            First Amendment dated August 15, 1986 (incorporated by reference to the Company's
            Registration Statement on Form S-1, file number 33-10091)
10(b)    -- Second Amendment to Lease Agreement with Zimmer Brothers, a Partnership
            (incorporated by reference to the Company's Form 10-K for the fiscal year ended
            February 28, 1991, file number 0-15247)
10(c)    -- 1986 Employee Incentive Stock Option Plan (incorporated by reference to the
            Company's Registration Statement on Form S-1, file number 33-10091)
10(d)    -- Shareholder Agreement (incorporated by reference to the Company's Registration
            Statement on Form S-1, file number 33-10091)
10(e)    -- Consulting Agreement dated May 31, 1987 with Jed Dreifus (incorporated by reference to the Company's Form 8-K filed with the Commission on June 19, 1987, file number
            0-15247)
10(f)    -- Noncompetition Agreement dated May 28, 1987 with Jed Dreifus (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1989, file number 0-15247)
10(g)    -- Lease Agreement with Zimmer Brothers, a Partnership, dated January 22, 1991
            (incorporated by reference to the Company's Form 10-K for the fiscal year ended
            February 28, 1991, file 0-15247)
10(h)    -- Master Equipment Lease Agreement dated October 15, 1990 with XL/DATACOMP, INC.
            (incorporated by reference to the Company's Form 10-K for the fiscal year ended
            February 28, 1991, file number 0-15247)
10(i)    -- Reeds Jewelers 401(k) Profit Sharing Plan and Trust Summary (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1993, file number 0-15247)
10(j)    -- 1992 Director Stock Option Plan (incorporated by reference to the Company's Form
            10-K for the fiscal year ended February 28, 1993, file number 0-15247)
10(k)    -- Amendment dated March 23, 1987 to 1986 Employee Incentive Stock Option Plan
            (incorporated by reference to the Company's Form 10-K for the fiscal year ended
            February 28, 1987, file number 0-15247)
10(l)    -- Form of non-qualified supplemental executive retirement plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1994, file number 0-15247)

10(m)    -- 1994 Stock Option Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1995, file number 0-15247)
10(n)    -- Stock Purchase Agreement between Reeds Jewelers, Inc. and the Shareholders of The
            Melart Jewelers, Inc. dated September 29, 1995 (incorporated by reference to the
            Company's Form 10-Q for the fiscal quarter ended August 31, 1995, file number
            0-15247)
21       -- List of Subsidiaries of the Registrant

(B) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May, 1996.

                                          REEDS JEWELERS, INC.
                                             (Registrant)

                                          By       /s/  JAMES R. ROUSE
                                            ------------------------------------
                                                      (James R. Rouse)
                                               Treasurer and Chief Financial
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of May, 1996.

                  SIGNATURE                                         TITLE
- ---------------------------------------------   ----------------------------------------------
                 /s/  ALAN M. ZIMMER            President and Chief Executive Officer and
- ---------------------------------------------     Director
              (Alan M. Zimmer)

               /s/  WILLIAM R. ZIMMER           Chairman of the Board of Directors
- ---------------------------------------------
             (William R. Zimmer)

                  /s/  JAMES R. ROUSE           Treasurer and Chief Financial Officer and
- ---------------------------------------------     Director
              (James R. Rouse)

               /s/  ALLAN E. METZNER            Vice President and Corporate Controller
- ---------------------------------------------     (Principal Accounting Officer)
             (Allan E. Metzner)

               /s/  ROBERTA G. ZIMMER           Secretary and Director
- ---------------------------------------------
             (Roberta G. Zimmer)

             /s/  ARLENE Z. SCHREIBER           Director
- ---------------------------------------------
            (Arlene Z. Schreiber)

              /s/  RICHARD F. SHERMAN           Director
- ---------------------------------------------
            (Richard F. Sherman)

          /s/  GARLAND WADDY GARRETT            Director
- ---------------------------------------------
           (Garland Waddy Garrett)

               /s/  HERBERT J. ZIMMER           Director
- ---------------------------------------------
             (Herbert J. Zimmer)

               /s/  JEFFREY L. ZIMMER           Director
- ---------------------------------------------
             (Jeffrey L. Zimmer)

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
    YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995, AND FEBRUARY 28, 1994

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors........................................................   F-2
Consolidated Balance Sheets...........................................................   F-3
Consolidated Statements of Income.....................................................   F-4
Consolidated Statements of Shareholders' Equity.......................................   F-5
Consolidated Statements of Cash Flows.................................................   F-6
Notes to Consolidated Financial Statements............................................   F-7
Schedule II -- Valuation and Qualifying Accounts......................................  F-16

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Reeds Jewelers, Inc. and Subsidiaries
Wilmington, North Carolina

     We have audited the accompanying consolidated balance sheets of Reeds Jewelers, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 29, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reeds Jewelers, Inc. and subsidiaries at February 29, 1996 and February 28, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Raleigh, North Carolina
March 29, 1996

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    FEBRUARY 29,     FEBRUARY 28,
                                                                        1996             1995
                                                                    ------------     ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents.......................................  $    186,000     $    134,000
  Accounts receivable:
     Customers, less allowance of $2,934,000 in 1996 and
      $2,869,000 in 1995..........................................    36,697,000       35,379,000
     Other........................................................       705,000          838,000
  Merchandise inventories.........................................    30,411,000       26,438,000
  Deferred income taxes...........................................     1,923,000        1,840,000
  Other...........................................................       392,000          365,000
                                                                    ------------     ------------
          Total current assets....................................    70,314,000       64,994,000
Property, plant, and equipment:
  Land and building...............................................        71,000           71,000
  Furniture and equipment.........................................    13,934,000       12,647,000
  Leasehold improvements..........................................    11,128,000        8,175,000
                                                                    ------------     ------------
                                                                      25,133,000       20,893,000
  Less accumulated depreciation and amortization..................    14,955,000       11,270,000
                                                                    ------------     ------------
                                                                      10,178,000        9,623,000
Other assets:
  Goodwill, net of accumulated amortization of $762,000 in 1996
     and $536,000 in 1995.........................................     7,633,000        2,189,000
  Deferred income taxes, net of valuation allowance of $202,000 in
     1996 and $200,000 in 1995....................................       277,000          215,000
  Miscellaneous...................................................       484,000          380,000
                                                                    ------------     ------------
                                                                       8,394,000        2,784,000
                                                                    ------------     ------------
          Total assets............................................  $ 88,886,000     $ 77,401,000
                                                                      ==========       ==========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................  $  9,572,000     $  8,567,000
  Accrued compensation............................................     2,158,000        2,469,000
  Accrued expenses................................................     2,517,000        2,054,000
  Deferred revenue................................................     1,307,000        1,074,000
  Income taxes (Note 6)...........................................       999,000        1,702,000
  Current portion of long-term debt and subordinated notes payable
     (Note 2).....................................................     1,891,000        3,313,000
                                                                    ------------     ------------
          Total current liabilities...............................    18,444,000       19,179,000
Revolving credit note (Note 2)....................................    33,691,000       19,000,000
Long-term debt and subordinated notes payable, less current
  portion
  (Note 2)........................................................     3,428,000        9,378,000
Subordinated notes payable to shareholders (Note 2)...............       900,000          900,000
Deferred income taxes.............................................     2,250,000        2,211,000
Deferred revenue..................................................     1,030,000          906,000
                                                                    ------------     ------------
                                                                      59,743,000       51,574,000
Commitments and contingencies (Notes 2, 3, and 11)
Shareholders' equity (Notes 7 and 8):
  Common stock, par value $.10 per share, authorized 10,000,000 shares, 4,216,400 shares issued and outstanding in 1996,
     3,819,400 shares issued and outstanding in 1995..............       422,000          382,000
  Additional paid-in capital......................................    10,898,000        7,406,000
  Retained earnings...............................................    17,823,000       18,039,000
                                                                    ------------     ------------
          Total shareholders' equity..............................    29,143,000       25,827,000
                                                                    ------------     ------------
          Total liabilities and shareholders' equity..............  $ 88,886,000     $ 77,401,000
                                                                      ==========       ==========

                            See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    FISCAL YEAR ENDED
                                                      ----------------------------------------------
                                                      FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 28,
                                                          1996             1995             1994
                                                      ------------     ------------     ------------
Revenues:
  Net sales.........................................  $ 89,801,000     $ 77,496,000     $ 67,305,000
  Other (principally finance charges)...............     9,331,000        8,606,000        7,881,000
                                                      ------------     ------------     ------------
                                                        99,132,000       86,102,000       75,186,000
Costs and expenses:
  Cost of sales (including occupancy)...............    53,606,000       44,758,000       38,669,000
  Selling, general, and administrative..............    33,716,000       29,081,000       25,830,000
  Interest..........................................     3,263,000        3,040,000        2,957,000
  Bad debt..........................................     3,419,000        3,000,000        2,761,000
                                                      ------------     ------------     ------------
                                                        94,004,000       79,879,000       70,217,000
                                                      ------------     ------------     ------------
Income before income taxes and extraordinary item...     5,128,000        6,223,000        4,969,000
Income taxes (Note 6)...............................     1,689,000        2,110,000        1,789,000
                                                      ------------     ------------     ------------
Net income before extraordinary item................     3,439,000        4,113,000        3,180,000
                                                      ------------     ------------     ------------
Extraordinary item -- loss on early extinguishment
  of debt, net of income tax benefit of $151,000....      (227,000)              --               --
                                                      ------------     ------------     ------------
Net income..........................................  $  3,212,000     $  4,113,000     $  3,180,000
                                                        ==========       ==========       ==========
Net income per common share:
  Income before extraordinary item..................  $        .82     $        .98     $        .76
  Extraordinary item -- loss on early extinguishment
     of debt........................................          (.06)             .00              .00
                                                        ==========       ==========       ==========
Net income..........................................  $        .76     $        .98     $        .76
                                                        ==========       ==========       ==========
Weighted average shares outstanding.................     4,207,703        4,198,700        4,189,625
                                                        ==========       ==========       ==========

                            See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         ADDITIONAL
                                              COMMON       PAID-IN       RETAINED
                                              STOCK        CAPITAL       EARNINGS         TOTAL
                                             --------    -----------    -----------    -----------
Balance at February 28, 1993...............  $346,000    $ 3,447,000    $14,693,000    $18,486,000
  Net income for 1994......................        --             --      3,180,000      3,180,000
                                             --------    -----------    -----------    -----------
  Balance at February 28, 1994.............   346,000      3,447,000     17,873,000     21,666,000
  Exercise of stock options for common
     stock.................................     1,000         47,000             --         48,000
  10% stock dividend (Note 7)..............    35,000      3,912,000     (3,947,000)            --
  Net income for 1995......................        --             --      4,113,000      4,113,000
                                             --------    -----------    -----------    -----------
Balance at February 28, 1995...............   382,000      7,406,000     18,039,000     25,827,000
  EXERCISE OF STOCK OPTIONS FOR COMMON
     STOCK.................................     2,000        102,000             --        104,000
  10% STOCK DIVIDEND (NOTE 7)..............    38,000      3,390,000     (3,428,000)            --
  NET INCOME FOR 1996......................        --             --      3,212,000      3,212,000
                                             --------    -----------    -----------    -----------
BALANCE AT FEBRUARY 29, 1996...............  $422,000    $10,898,000    $17,823,000    $29,143,000
                                             ========     ==========     ==========     ==========

                            See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FISCAL YEAR ENDED
                                                     ----------------------------------------------
                                                     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 28,
                                                         1996             1995             1994
                                                     ------------     ------------     ------------
OPERATING ACTIVITIES
Net income.........................................  $  3,212,000     $  4,113,000     $  3,180,000
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.................     2,290,000        1,724,000        1,497,000
     Provision for deferred income taxes...........            --          (57,000)              --
     Loss on sale of property and equipment........       116,000          166,000               --
     Changes in operating assets and liabilities:
       Accounts receivable.........................     3,080,000       (4,590,000)      (2,662,000)
       Merchandise inventories.....................    (1,456,000)      (4,208,000)      (4,547,000)
       Other current and miscellaneous assets......        74,000           43,000          (38,000)
       Accounts payable............................    (1,526,000)         198,000        3,508,000
       Accrued expenses............................    (5,749,000)       1,370,000          564,000
       Deferred revenue............................       357,000          257,000          360,000
       Income taxes................................      (811,000)         164,000          511,000
                                                     ------------     ------------     ------------
          Net cash (used in) provided by operating
            activities.............................      (413,000)        (820,000)       2,373,000
INVESTING ACTIVITIES
Purchases of property and equipment................    (2,351,000)      (2,823,000)      (1,211,000)
Acquisition of The Melart Jewelers, Inc............    (1,755,000)              --               --
                                                     ------------     ------------     ------------
Net cash used in investing activities..............    (4,106,000)      (2,823,000)      (1,211,000)
FINANCING ACTIVITIES
Proceeds from exercise of stock options............       104,000           48,000               --
Net proceeds from revolving credit note............    14,691,000        6,788,000          954,000
Principal payments on debt.........................   (10,224,000)      (3,313,000)      (2,610,000)
                                                     ------------     ------------     ------------
          Net cash provided by (used in) financing
            activities.............................     4,571,000        3,523,000       (1,656,000)
Net increase (decrease) in cash and cash
  equivalents......................................        52,000         (120,000)        (494,000)
Cash and cash equivalents at beginning of year.....       134,000          254,000          748,000
                                                     ------------     ------------     ------------
Cash and cash equivalents at end of year...........  $    186,000     $    134,000     $    254,000
                                                      ===========       ==========       ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest.........................................  $  3,407,000     $  3,107,000     $  3,006,000
                                                      ===========       ==========       ==========
  Income taxes.....................................  $  2,291,000     $  2,003,000     $  1,278,000
                                                      ===========       ==========       ==========

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

  Extraordinary Loss

     The extraordinary loss of $227,000, net of income tax benefit of $151,000, represents the write-off of loan origination fees and prepayment penalties paid on the early extinguishment of debt.

  Reclassification

     Certain 1995 and 1994 amounts in the accompanying financial statements have been reclassified to conform with 1996 classifications. These reclassifications had no impact on net income or shareholders' equity amounts previously reported.

  Merchandise Inventories

     Merchandise inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method.

  Accounts Receivable

     Accounts receivable include installment amounts maturing more than one year from the balance sheet dates, in accordance with trade practice. Interest rates on these balances vary by state. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the outstanding accounts receivable balance less the value received for any merchandise repossessed due to uncollectible accounts. Although the Company does not require collateral for unpaid balances, the Company's credit losses have consistently been within management's expectations. As of February 29, 1996, the Company had no significant concentrations of credit risk with individual customers.

  Interest Rate Management

     The Company enters into various interest rate swaps and caps in managing its interest rate risk. Payments to or from counterparties are recorded as adjustments to interest expense.

  Property, Plant, and Equipment

     Property, plant, and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided using

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

1. ACCOUNTING POLICIES -- CONTINUED

the straight-line method over the useful life of the improvement or the remaining lease term, whichever is shorter. The estimated useful lives are as follows:

    Building.................................................................     40 years
    Furniture and equipment..................................................   5-10 years
    Leasehold improvements...................................................   5-10 years

  Goodwill

     Goodwill represents the excess cost over the fair value of net assets acquired, recorded at cost and is being amortized on a straight-line basis over 15-40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If a review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired, over the remaining amortization period, the Company will reduce goodwill by the estimated shortfall of cash flows.

  Earnings Per Common Share

     Earnings per common share is based on the weighted average number of shares of common stock outstanding during the year. In accordance with APB No. 15 "Earnings Per Share", the weighted average number of shares of common stock outstanding for all periods presented has been adjusted to reflect the increase in the number of shares outstanding as a result of the stock dividend described in Note 7. Earnings per common share does not give effect to the stock options described in Note 8 because they do not have a material dilutive effect.

  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Deferred Revenue

     For the fiscal years ended February 29, 1996, and February 28, 1995 and 1994, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts", revenue from these contracts was deferred and recognized in income on a straight-line basis over the contract period. This deferred revenue has been separated into its current and long-term portions on the balance sheet. Commission costs that are directly related to the acquisition of these contracts are deferred and charged to expense in proportion to the revenue recognized. All other costs, such as costs of services performed under the contracts, general and administrative expenses, and advertising expenses, are charged to expense as incurred.

  Advertising Costs

     Statement of Position 93-7 "Reporting on Advertising Costs" was implemented by the Company during the year ended February 29, 1996. The adoption of this statement did not have a material impact on the financial statements. The Company expenses advertising costs as incurred. Total advertising expense was approximately $4,621,000, $3,659,000, and $3,286,000 for 1996, 1995, and 1994,
respectively.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

1. ACCOUNTING POLICIES -- CONTINUED

  Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees and nonemployee directors with an exercise price not less than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which provides an alternative to APB No. 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB No. 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value method prescribed by SFAS 123 has been applied. The disclosure requirements are effective for fiscal years beginning after December 31, 1995, or upon initial adoption of the statement, if earlier. The Company plans to continue to account for stock based compensation arrangements under APB No. 25 and plans to adopt the pro forma disclosure requirements of SFAS 123 during the year ending February 28, 1997.

  Impact of Recently Issued Accounting Standards

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company will adopt Statement 121 in the first quarter of the fiscal year ending February 28, 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

2. LONG-TERM DEBT AND NOTES PAYABLE

     Long-term debt at February 29, 1996 and February 28, 1995 consisted of the following:

                                                                     1996           1995
                                                                  ----------     ----------
    Senior notes payable in annual principal installments of
      $1,429,000 from October 1995 through October 1998;
      interest payable quarterly at 10.79%......................  $       --     $5,715,000
    Senior subordinated note, unsecured, payable in quarterly
      principal installments of $457,000 from April 1995 through
      October 1998; interest payable quarterly at 12.11%........   5,029,000      6,857,000
    Other.......................................................     290,000        119,000
                                                                  ----------     ----------
                                                                   5,319,000     12,691,000
      Less current portion......................................   1,891,000      3,313,000
                                                                  ----------     ----------
                                                                  $3,428,000     $9,378,000
                                                                   =========      =========

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

2. LONG-TERM DEBT AND NOTES PAYABLE -- CONTINUED

     The aggregate maturities of long-term debt are as follows:

                            YEAR ENDING FEBRUARY 28,
    -------------------------------------------------------------------------
         1997................................................................  $1,891,000
         1998................................................................   2,056,000
         1999................................................................   1,372,000
                                                                               ----------
                                                                               $5,319,000
                                                                                =========

     The Company also has subordinated notes payable to shareholders totaling $900,000 at February 29, 1996 and February 28, 1995 with interest at prime (8.25% at February 29, 1996). These notes are unsecured and subordinate to the revolving credit note and the senior notes payable and are due upon full payment of all senior obligations or with approval of all senior lenders, and are therefore classified as long-term liabilities.

     On December 21, 1995, the Company entered into a revolving secured credit agreement (the "revolver") whereby the Company can borrow up to $40,000,000 based on specified percentages of eligible inventory and accounts receivable with interest payable monthly, at an interest rate ranging from the 30-day LIBOR rate plus 1.6% to 2.0% or prime plus .38% to .63%, based on the Company's debt-to-worth ratio. The revolver expires on July 31, 1998; therefore, the revolver is classified as a long-term liability. The Company had $33,691,000 outstanding on this revolver at February 29, 1996.

     To limit increases in interest expense due to changes in the 30-day LIBOR rate, the Company paid $78,000 on February 2, 1996 to purchase a two-year, $30,000,000 interest rate protection agreement. The interest rate protection agreement limits the Company's exposure to 30-day LIBOR of 6.0% (7.6% to 8.0% with the 1.6% to 2.0% spread). The initial premium paid to acquire the interest rate protection agreement is being amortized as an increase to interest expense over the two-year term of the agreement. No payments have been received from the counterparty as of February 29, 1996.

     The revolving credit agreement is collateralized by substantially all of the Company's assets.

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

     The corporate offices and related facilities are leased from certain shareholders under operating lease agreements. The leases expire at December 31, 2006. Aggregate monthly payments for these leases total approximately $23,000. Annual rent of approximately $255,000 was paid to shareholders during the years ended February 29, 1996 and February 28, 1995 and 1994.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

3. LEASES -- CONTINUED

     Total rent expense was $8,038,000, $6,586,000, and $5,778,000 including percentage rent of $830,000, $677,000, and $479,000 for the years ended February 29, 1996 and February 28, 1995 and 1994, respectively. Future minimum lease payments are as follows:

    1997....................................................................  $ 6,959,000
    1998....................................................................    6,547,000
    1999....................................................................    5,846,000
    2000....................................................................    5,207,000
    2001....................................................................    4,323,000
    Thereafter..............................................................   10,333,000
                                                                              -----------
                                                                              $39,215,000
                                                                               ==========

4. PROFIT SHARING AND 401(K) SAVINGS PLAN

     The Company has a contributory profit sharing and 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. Contributions are made on a discretionary basis as authorized by the Board of Directors. The Company's contributions to the profit sharing and 401(k) savings plan totaled $176,000, $240,000, and $150,000 for the years ended February 29, 1996, February 28, 1995 and 1994, respectively.

5. RELATED PARTY LEGAL FEES

     The Company incurred legal fees with a firm whose principals are shareholders and members of the Board of Directors of the Company of approximately $175,000, $175,000, and $186,000 for the years ended February 29, 1996, February 28, 1995 and 1994, respectively.

6. INCOME TAXES

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

     The provision for income taxes for the years ended February 29, 1996, and February 28, 1995 and 1994 consists of the following:

                                                        1996           1995           1994
                                                     ----------     ----------     ----------
    Currently payable:
      Federal......................................  $1,278,000     $1,795,000     $1,602,000
      State........................................     366,000        372,000        186,000
                                                     ----------     ----------     ----------
                                                      1,644,000      2,167,000      1,788,000
    Deferred:
      Federal......................................     (85,000)       (43,000)         1,000
      State........................................     (21,000)       (14,000)            --
                                                     ----------     ----------     ----------
                                                       (106,000)       (57,000)         1,000
                                                     ----------     ----------     ----------
                                                     $1,538,000     $2,110,000     $1,789,000
                                                      =========      =========      =========

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

6. INCOME TAXES -- CONTINUED

     A reconciliation of the provision for income taxes to income tax expense, computed by applying the statutory federal income tax rate to pre-tax earnings at February 29, 1996 and February 28, 1995 and 1994, is as follows:

                                                        1996           1995           1994
                                                     ----------     ----------     ----------
    Income tax expense at statutory federal rate...  $1,627,000     $2,116,000     $1,689,000
    Increase (decrease) resulting from:
      Tax attributable to captive insurance company
         income not taxed for federal purposes.....    (170,000)      (378,000)      (231,000)
      State income taxes, net of federal income tax
         benefit...................................     237,000        227,000        166,000
      Other........................................    (156,000)       145,000        165,000
                                                     ----------     ----------     ----------
                                                     $1,538,000     $2,110,000     $1,789,000
                                                      =========      =========      =========

     The tax effects of temporary differences at February 29, 1996 and February 28, 1995 that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                                   1996             1995
                                                                ----------       ----------
    Deferred tax liabilities:
      Tax over book depreciation..............................  $2,250,000       $2,211,000
                                                                ----------       ----------
    Total deferred tax liabilities............................   2,250,000        2,211,000
    Deferred tax assets:
      Deferred revenue........................................     844,000          719,000
      Net operating loss carryforwards........................      53,000           58,000
      Accrued expenses........................................     311,000          300,000
      Reserves................................................   1,194,000        1,178,000
                                                                ----------       ----------
    Total deferred tax assets.................................   2,402,000        2,255,000
    Valuation allowance for deferred tax assets...............    (202,000)        (200,000)
                                                                ----------       ----------
    Net deferred tax asset....................................   2,200,000        2,055,000
                                                                ----------       ----------
    Net deferred tax liabilities..............................  $   50,000       $  156,000
                                                                 =========        =========

     The Company's deferred income tax expense results from the following:

                                                               YEAR ENDED FEBRUARY
                                                      -------------------------------------
                                                        1996          1995          1994
                                                      ---------     ---------     ---------
    Excess of tax over financial reporting:
      Depreciation..................................  $  44,000     $ 251,000     $ 160,000
      Deferred revenue..............................   (125,000)      (92,000)     (129,000)
      Vacation accrual..............................    (15,000)      (13,000)      (20,000)
      Reserves......................................    (16,000)     (158,000)      (78,000)
      Other items, net..............................      6,000       (45,000)       68,000
                                                      ---------     ---------     ---------
                                                      $(106,000)    $ (57,000)    $   1,000
                                                      =========     =========     =========

     At February 29, 1996, certain companies of the consolidated group have state net operating loss carryovers, expiring through 2006, of $1,597,000 for tax return purposes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

7. STOCK DIVIDEND

     On May 8, 1995, the Company declared a ten percent stock dividend to shareholders of record as of May 11, 1995. On June 1, 1995 the Company issued 381,894 shares of common stock in conjunction with this dividend. Accordingly, amounts equal to the fair market value (based on quoted market prices, as adjusted) of the additional shares issued have been charged to retained earnings and credited to common stock and additional paid-in capital.

     Earnings per common share, weighted average shares outstanding, and all stock option activity have been restated to reflect the ten percent stock dividend.

8. STOCK OPTION PLAN

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

     On July 13, 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). Under the 1994 Plan, options to purchase 242,000 shares of common stock (as adjusted for the 1994 and 1995 stock dividends) may be granted to key employees and nonemployee directors. The 1994 Plan allows for the grant of "incentive" and "nonqualified" options that allow the holder to purchase shares of common stock at a price not less than the fair market value at the date of grant. The 1994 Plan permits the grant of options for a term of up to ten years. Vesting terms for options granted under the 1994 Plan are determined at the discretion of the Compensation Committee. During fiscal 1996, the Company granted options for 10,000 shares of common stock with vesting terms of 20% per year and options for 12,830 shares of common stock which vested immediately.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

8. STOCK OPTION PLAN -- CONTINUED

     Stock option activity, as restated for the stock dividend described in Note 7, under each of these plans for the years ended February 29, 1996 and February 28, 1995 and 1994 were as follows:

                                              1986 AND 1992 PLANS                1994 PLAN
                                           --------------------------   ----------------------------
                                            NUMBER         OPTION        NUMBER          OPTION
                                           OF SHARES       PRICE        OF SHARES        PRICE
                                           ---------   --------------   ---------   ----------------
    Options outstanding at March 1,
      1993...............................    35,090    $2.68 to $5.99         --           --
      Granted............................    25,289    $5.16 to $5.68         --           --
      Exercised..........................        --          --               --           --
      Cancelled..........................        --          --               --           --
                                           ---------   --------------   ---------   ----------------
    Options outstanding at February 28,
      1994...............................    60,379    $2.68 to $5.99         --           --
      Granted............................        --          --          164,681    $10.02 to $11.03
      Exercised..........................   (11,737)   $2.68 to $5.99         --           --
      Cancelled..........................      (484)       $5.16              --           --
                                           ---------   --------------   ---------   ----------------
    Options outstanding at February 28,
      1995...............................    48,158    $2.68 to $5.99    164,681    $10.02 to $11.03
      Granted............................        --          --           22,830    $ 9.00 to $11.03
      Exercised..........................    (9,075)   $2.68 to $5.99     (6,050)   $10.02 to $11.03
      Cancelled..........................      (242)   $2.68 to $5.99    (24,784)   $10.02 to $11.03
                                           ---------   --------------   ---------   ----------------
    Options outstanding at February 29,
      1996...............................    38,841    $2.68 to $5.99    156,677    $ 9.00 to $11.03
                                            =======     ============     =======     ==============
    Options exercisable at February 29,
      1996...............................    38,841    $2.68 to $5.99     80,248    $ 9.00 to $11.03
                                            =======     ============     =======     ==============
    Options available for grant at
      February 29, 1996..................        --                       79,273
                                            =======                      =======

     At February 29, 1996, the Company has reserved 274,791 shares of common stock for future issuance related to the stock option plans.

9. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company should realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The carrying amounts and estimated fair value of the Company's financial instruments at February 29, 1996 were as follows:

                                                               CARRYING            FAIR
                                                                AMOUNT             VALUE
                                                              -----------       -----------
    Cash and cash equivalents...............................  $   186,000       $   186,000
    Accounts receivable.....................................   37,402,000        37,402,000
    Notes payable to banks..................................    5,319,000         5,485,000
    Subordinated notes payable to shareholders..............      900,000           900,000
    Revolving credit note payable...........................   33,691,000        33,691,000
    Interest rate cap.......................................       78,000           131,000

     The fair values for the Company's fixed rate notes payable were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at February 29, 1996, for similar types

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

9. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED

of borrowing arrangements. The carrying amounts of the Company's variable rate borrowings approximate fair value.

     The fair values of the Company's interest rate cap agreement represents the estimated amount the Company would receive or pay to terminate or replace the financial instrument at current market rates.

     Disclosures about the fair value of financial instruments are based on relevant information available to the Company at February 29, 1996. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented.

10. ACQUISITION

     Effective September 30, 1995, the Company acquired all of the issued and outstanding common shares of The Melart Jewelers, Inc. in a business combination accounted for as a purchase for $2.2 million. The results of operations of The Melart Jewelers, Inc. are included in the consolidated operations of the Company from the date of acquisition. Goodwill of approximately $5.7 million associated with the transaction is being amortized using the straight-line method over 15 years.

     The following unaudited pro forma summary of consolidated results of operations has been prepared as if the above acquisition had been acquired as of March 1, 1994:

                                                             YEAR ENDED         YEAR ENDED
                                                            FEBRUARY 29,       FEBRUARY 28,
                                                                1996               1995
                                                            ------------       ------------
    Net revenues..........................................  $107,628,000       $105,078,000
    Net income before extraordinary item..................     2,423,000          4,021,000
    Extraordinary item....................................       227,000                 --
                                                            ------------       ------------
    Net income............................................  $  2,196,000       $  4,021,000
                                                             ===========        ===========

     These pro forma results do not purport to be indicative of the results that would have actually been obtained if the respective business had been acquired as of March 1, 1994 or of results that may occur in the future.

11. CONTINGENCIES

     A subsidiary of the Company purchases non-file UCC insurance from an unaffiliated insurance carrier for accounts originated in certain states and charges its customers in those states a non-file UCC insurance fee equal to the subsidiary's premium cost for that insurance. Non-file insurance reimburses the subsidiary for losses on accounts that result from its decision not to file a UCC financing statement for the collateral securing the account. A civil action has been brought by several plaintiffs against numerous finance companies, jewelry retailers, furniture and appliance retailers, and insurance companies, specifically including the Company whereby the plaintiffs have challenged certain aspects of the Company's non-file insurance practices. If the non-file insurance practices of the Company were determined to be invalid under applicable federal law or the laws of certain states, the Company could be required to refund non-file insurance fees, pay other damages to its former and current customers in those states, and pay fines, penalties, and attorney's fees. A specific amount claimed is not set forth and is not determinable at this time. There exists a possibility that the final resolution of this issue could result in the Company recording an additional obligation. In the opinion of management, the claim is without merit and the company is contesting this suit vigorously.

                                                                     SCHEDULE II

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
          YEARS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995 AND 1994

                                                           COLUMN C
                                       COLUMN B            ADDITIONS                             COLUMN E
                                     ------------   -----------------------                     ----------
             COLUMN A                 BALANCE AT    CHARGED TO   CHARGED TO       COLUMN D      BALANCE AT
- -----------------------------------  BEGINNING OF   COSTS AND      OTHER        -------------     END OF
            DESCRIPTION                 PERIOD       EXPENSES     ACCOUNTS      DEDUCTIONS(1)     PERIOD
- -----------------------------------  ------------   ----------   ----------     -------------   ----------
Year ended February 29, 1996:
  Allowance for doubtful
     accounts......................   $ 2,869,000   $3,533,000          --       $ 3,468,000    $2,934,000
  Valuation allowance for deferred
     tax assets....................       200,000           --       2,000(2)             --       202,000
                                     ------------   ----------   ----------     -------------   ----------
                                      $ 3,069,000   $3,533,000    $  2,000       $ 3,468,000    $3,136,000
                                        =========    =========    ========        ==========     =========
Year ended February 28, 1995:
  Allowance for doubtful
     accounts......................   $ 2,510,000   $3,000,000    $     --       $ 2,641,000    $2,869,000
  Valuation allowance for deferred
     tax assets....................       200,000           --          --                --       200,000
                                     ------------   ----------   ----------     -------------   ----------
                                      $ 2,710,000   $3,000,000    $     --       $ 2,641,000    $3,069,000
                                        =========    =========    ========        ==========     =========
Year ended February 28, 1994:
  Allowance for doubtful
     accounts......................   $ 2,301,000   $2,761,000    $     --       $ 2,552,000    $2,510,000
  Valuation allowance for deferred
     tax assets....................            --           --     200,000(3)             --       200,000
                                     ------------   ----------   ----------     -------------   ----------
                                      $ 2,301,000   $2,761,000    $200,000       $ 2,552,000    $2,710,000
                                        =========    =========    ========        ==========     =========

- ---------------

(1) Uncollectible accounts written off
(2) State net operating losses
(3) Initial adoption of FAS No. 109 "Accounting for Income Taxes"