Form 10-Q
period 1996-05-31
REEDS JEWELERS INC
filed 1996-07-10
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 1996
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

                                Yes     X       No
                                     --------        ---------

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of June 30, 1996 was 4,222,456.

                                     Part I

Item 1. FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by Reeds Jewelers, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended February 29, 1996.

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                   February 29,      May 31,      May 31,
                                                           1996         1996         1995
                                                   ------------  -----------  -----------
ASSETS
Cash and cash equivalents                           $   186,000  $   151,000  $   255,000
Accounts receivable:
 Customers, less allowance for doubtful accounts
 of $2,934,000, $2,839,000, and $2,777,000           36,697,000   35,389,000   34,032,000
 Other                                                  705,000      814,000      523,000
Merchandise inventories                              30,411,000   35,478,000   31,281,000
Deferred income taxes                                 1,923,000    1,926,000    1,817,000
Other                                                   392,000      443,000      470,000
                                                   ------------  -----------  -----------
  Total current assets                               70,314,000   74,201,000   68,378,000

Property and equipment                               25,133,000   25,495,000   21,566,000
Less: accumulated depreciation and amortization      14,955,000   15,409,000   11,630,000
                                                   ------------  -----------  -----------
  Net property and equipment                         10,178,000   10,086,000    9,936,000

Goodwill, net of accumulated amortization of
 $762,000, $873,000, $553,000                         7,633,000    7,522,000    2,172,000
Other                                                   761,000      784,000      574,000
                                                   ------------  -----------  -----------
  Total other assets                                  8,394,000    8,306,000    2,746,000
                                                   ------------  -----------  -----------

  TOTAL ASSETS                                      $88,886,000  $92,593,000  $81,060,000
                                                   ============  ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                    $ 9,572,000  $10,140,000  $10,113,000
Accrued expenses                                      4,675,000    4,123,000    2,883,000
Deferred revenue                                      1,307,000    1,332,000    1,122,000
Income taxes                                            999,000            0      286,000
Current portion of long-term debt                     1,891,000    1,829,000    3,320,000
                                                   ------------  -----------  -----------
  Total current liabilities                          18,444,000   17,424,000   17,724,000

Revolving credit note                                33,691,000   38,469,000   24,249,000
Long-term debt and subordinated notes payable         3,428,000    3,132,000    8,857,000
Subordinated notes payable to shareholders              900,000      900,000      900,000
Deferred income taxes                                 2,250,000    2,258,000    2,204,000
Deferred revenue                                      1,030,000    1,033,000      918,000
                                                   ------------  -----------  -----------
  Total long-term liabilities                        41,299,000   45,792,000   37,128,000

Common stock, par value $0.10 per share;
 10,000,000 shares authorized; 4,216,406 shares
 issued and outstanding at February 29, 1996 and,
 May 31, 1996; 4,201,326 shares issued and
 outstanding at May 31, 1995 (Note B)                   422,000      422,000      420,000
Additional paid-in capital (Note B)                  10,898,000   10,898,000   10,796,000
Retained earnings (Note B)                           17,823,000   18,057,000   14,992,000
                                                   ------------  -----------  -----------
  Total shareholders' equity                         29,143,000   29,377,000   26,208,000
                                                   ------------  -----------  -----------

  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                           $88,886,000  $92,593,000  $81,060,000
                                                   ============  ===========  ===========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                              Three months ended May 31,
                                                      1996         1995
                                               -----------  -----------
        Revenues:
         Net sales                             $20,701,000  $17,145,000
         Other (principally finance charges)     2,453,000    2,371,000
                                               -----------  -----------

            Total revenues                      23,154,000   19,516,000

        Costs and expenses:
         Cost of sales (including
           occupancy costs)                     12,490,000   10,153,000
         Selling, general, and administrative    8,764,000    7,380,000
         Bad debt                                  680,000      581,000
         Interest                                  868,000      832,000
                                               -----------  -----------

            Total costs and expenses            22,802,000   18,946,000
                                               -----------  -----------

        Earnings before income taxes               352,000      570,000

        Income taxes                               116,000      188,000
                                               -----------  -----------

        Net earnings                           $   236,000  $   382,000
                                               ===========  ===========

        Earnings per share                     $      0.06  $      0.09
                                               ===========  ===========

        Weighted average shares outstanding      4,216,406    4,201,326
                                               ===========  ===========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three months ended May 31,
                                                               1996         1995
                                                         ----------   ----------
Cash flows from operating activities:
 Net earnings                                            $  236,000   $  382,000
 Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                          666,000      488,000
     Provision for loss on accounts receivable              680,000      500,000
     Loss / (gain) on sale of property and equipment          1,000       13,000
     Changes in assets and liabilities:
      Accounts receivable                                   610,000    1,162,000
      Merchandise inventories                            (5,067,000)  (4,843,000)
      Other assets                                          (80,000)     (93,000)
      Trade payables                                        602,000    1,545,000
      Accrued expenses                                     (780,000)  (1,640,000)
      Deferred revenue                                       22,000       71,000
      Income taxes                                         (690,000)  (1,411,000)
                                                         ----------   ----------

    Net cash provided by (used in) operating activities  (3,800,000)  (3,826,000)

Cash flows from investing activities:
  Purchases of property and equipment                      (504,000)    (792,000)
  Proceeds from sale of property and equipment               10,000        3,000
                                                         ----------   ----------

    Net cash used in investing activities                  (494,000)    (789,000)

Cash flows from financing activities:
  Net proceeds from revolving credit note                 4,779,000    5,249,000
  Principal payments on debt                               (520,000)    (513,000)
                                                         ----------   ----------

    Net cash provided by financing activities             4,259,000    4,736,000
                                                         ----------   ----------

Net decrease in cash                                        (35,000)     121,000
Cash, beginning of period                                   186,000      134,000
                                                         ----------   ----------

Cash, end of period                                      $  151,000   $  255,000
                                                         ==========   ==========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                             $  883,000   $  848,000
    Income taxes                                          1,207,000    1,604,000

REEDS JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   MANAGEMENT'S OPINION

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended February 29, 1996.

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


B.   STOCK DIVIDEND

     Adjusted for 10% stock dividend on June 1, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITI0N AND RESULTS OF OPERATIONS

Results of Operations

Net sales of $20,701,000 for the three months ended May 31, 1996 were 21% higher than the same quarter a year earlier. The average sales transaction decreased to $140 from $142. Although the Company increased its number of locations by 25%, the number of transactions increased 22%. Comparable store sales increased 2% for the quarter, while comparable store transactions increased 0.4%. At quarter end, the Company had a 98.5% in-stock position on key items compared to 94.5% a year earlier, and was 90.4% in-stock on its entire basic merchandise mix. The Company spent 13% more on advertising in the first quarter of 1996 compared to the same quarter in 1995. While the Company competed in more markets in the first quarter of this year, it did not build market share in its previously existing markets resulting in our conclusion that the increase in first quarter sales resulted from the Company's expansion into additional locations.

Other revenues were 3% higher for the three month period than a year earlier. The $2,453,000 of other revenues resulted from a 2% increase in finance charge revenue (69% of other revenues), a 24% increase in extended service agreements (17% of other revenues), and a 6% decrease in credit insurance income (9% of other revenues), and a 17% decrease in various other smaller items (5% of other revenues). The higher finance charge revenue resulted from customer receivables being higher by an average of 3% during the first quarter of 1996. The Company sold 8% more extended service agreements in the first quarter of this year; the remaining increase in revenues resulted from the recognition of deferred revenues for previous sales. Credit insurance income was adversely affected by a drop to 34% from 36% in penetration (the percentage of active accounts that purchase the credit insurance product).

Gross profits were 39.7% during the quarter, down from 40.8% in the first quarter of 1995, primarily because occupancy costs increased to 14.1% of net sales from 13.2%. While the Company was successful in increasing gross margins in the higher-margin categories (diamonds, gold, and semi-precious) by 88 basis points, only 73.7% of its business was done in those areas compared to 76.2% a year earlier. The combination of higher occupancy costs associated primarily the recently-acquired Melart stores and the change in sales mix caused the reduction in gross margins for the quarter.

Selling, general and administrative expenses increased 19%, but as a percentage of net sales decreased to 42.3% from 43.0%. Salaries & wages increased 25% with payroll at the stores increasing 32% and increasing 7% in the corporate office; as a percentage of sales, this item increased to 23.2% from 22.5% of net sales. In the first quarter of 1996, salaries & wages accounted for 54.7% of SG&A compared to 52.2% a year earlier.

Bad debt expense was 17% higher this year, but fell to 3.3% of net sales from 3.4% of net sales. Gross write-off for bad debts increased 15%, but net write-off increased only 8% as a result of a 30% increase in collections of accounts previously written off. Delinquency at the end of the quarter was 11% higher than a year earlier; customer receivables were 3% higher.

Although interest expense was $36,000 higher, as a percentage of net sales it fell to 4.2% of net sales from 4.9% of net sales. The increased interest expense resulted from an increase in the average level of debt --- up 25% in the first quarter of 1996 compared to 1995. The effective annualized interest rate on borrowings dropped 16% to 8.2% from 9.8%.

The Company's anticipated tax rate was 33% in the first quarter of both years. After income taxes of $116,000 and $188,000 in the first quarters of 1996 and 1995, respectively, the Company earned $236,000 and $382,000. Earnings per share was $ .06 per share in 1996 and $ .09 per share in 1995, adjusted for the stock dividend of June 1995.

The Company generally follows the practice of passing on price changes to its customers. As a result, management believes its operations have not been materially affected by inflationary forces during the periods reported herein.


Liquidity and Capital Resources

Working capital increased 12% to $56,777,000 at May 31, 1996 from $50,654,000 at May 31, 1995; 69% of the $6,123,000 increase represents investment in inventories and 22% resulted from increased customer receivables. The ratio of current assets to current liabilities as of May 31, 1996 was 4.3 to 1, compared to 3.9 to 1 a year earlier.

Customer receivables, net of allowance for doubtful accounts, were $35,389,000 and $34,032,000 at May 31, 1996 and 1995, respectively. The 4% increase resulted from an 8% increase in proprietary credit sales, although such sales fell to 51% of net sales from 57% a year earlier, and the 17% increase in bad debt expense. The decrease in the mix of credit sales resulted from the decision of our customers to pay by cash; cash sales grew by 38%. The Company processed 20% more credit applications and approved 22% more in the first quarter of this year than the same period last year. Credit extension policies and criteria remained consistent during each of the two periods.

Merchandise inventories at the end of the first quarter were 13% higher than a year earlier (9% higher in comparable stores) --- $35,478,000 compared to $31,281,000. The investment in inventories on a per store basis is down 10% from a year earlier, although the Company is attempting to achieve a 100% in-stock position on key items and a 98%-100% in-stock position on core items. Approximately 39% of the Company's sales are of items designated as key or core. At May 31, 1996, the Company was 98.5% in-stock on key items and 93.3% in-stock on core items.

Capital expenditures for leaseholds, equipment, furniture and fixtures were $533,000 during the three months ended May 31, 1996, compared to $792,000 for the same period a year earlier. During the quarter, the Company opened two stores in Wichita KS and one store in Chesapeake VA. In June, the Company opened its third store in the greater Richmond VA market and plans to open 2-3 more stores during the year. Management plans to invest approximately $3,200,000 in capital expenditures during the current fiscal year.

The Company maintains a $40,000,000 revolving credit facility with two commercial banks that expires July 31, 1998. Interest is paid under the facility at 30-day LIBOR plus 160-200 basis points or at the banks' prime rate plus 37 1/2 to 62 1/2 basis points, depending upon the Company's debt-to-worth ratio; the rate is set quarterly. As of May 1, 1996, the Company's rate was reduced to 30-day LIBOR plus 180 basis points from 30-day LIBOR plus 200 basis points; the current rate is effective through September 30, 1996.

In addition, the Company has $4,570,000 in a senior subordinated note with an insurance company, with interest payable quarterly at 12.11% and quarterly principal payments of $457,000 through October 1998. The Company also has subordinated notes totaling $900,000 with three related parties, with interest payable monthly at the prime rate as quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note, which is collateralized by substantially all of the Company's assets.

In order to cap the interest expense related to the revolving credit facility, on February 2, 1996 the Company purchased an interest rate cap with a major commercial bank as the counterparty. The cap is for a term of two years ending February 2, 1998 at a notional amount of $30 million, approximating 80% of the expected outstanding average balance on the revolving credit facility. At the end of each month during the term of the cap, if the 30-day LIBOR rate exceeds 6.00%, the Company will receive a payment for the difference between the 30-day LIBOR rate and 6.00% times the $30 million notional amount for the 30-day period. The Company paid $78,000 to purchase the cap and has no further obligations for any payments during the term. As of May 31, 1996, the Company has received no payments under the agreement.

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

     None.

Item 5.     Other Information.

     Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)     Exhibits.

             27  Financial Data Schedule (for SEC use only).

     (b)     Reports on Form 8-K.

             Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          REEDS JEWELERS, INC.

June 30, 1996                            /s/   James R. Rouse
- ----------------                        --------------------------
                                              James R. Rouse
                                               Treasurer and
                                           Chief Financial Officer