Form 10-Q
period 1996-08-31
REEDS JEWELERS INC
filed 1996-10-09
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED AUGUST 31, 1996
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of October 4, 1996 was 4,222,456.

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

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                              February 29,   August 31,    August 31,
                                                                      1996         1996          1995
                                                                      ----         ----          ----
ASSETS
 Cash and cash equivalents                                     $   186,000  $    81,000   $   137,000
 Accounts receivable:
  Customers, less allowance for doubtful accounts
  of $2,934,000, $2,838,000, and $2,695,000                     36,697,000   35,141,000    33,035,000
  Other                                                            705,000      799,000       363,000
 Merchandise inventories                                        30,411,000   34,783,000    29,991,000
 Deferred income taxes                                           1,923,000    1,989,000     1,791,000
 Other                                                             392,000    1,124,000       975,000
                                                               -----------  -----------   -----------
    Total current assets                                        70,314,000   73,917,000    66,292,000

 Property and equipment                                         25,133,000   26,214,000    22,108,000
 Less: accumulated depreciation and amortization                14,955,000   15,885,000    12,013,000
                                                               -----------  -----------   -----------
    Net property and equipment                                  10,178,000   10,329,000    10,095,000

 Goodwill, net of accumulated amortization of
  $762,000, $985,000, and $570,000                               7,633,000    7,410,000     2,155,000
 Other                                                             761,000      787,000       619,000
                                                               -----------  -----------   -----------
    Total other assets                                           8,394,000    8,197,000     2,774,000
                                                               -----------  -----------   -----------

TOTAL ASSETS                                                   $88,886,000  $92,443,000   $79,161,000
                                                               ===========  ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable                                              $ 9,572,000  $10,135,000   $ 8,572,000
 Accrued expenses                                                4,675,000    3,663,000     2,753,000
 Deferred revenue                                                1,307,000    1,346,000     1,159,000
 Income taxes                                                      999,000     -320,000       118,000
 Current portion of long-term debt                               1,891,000    1,884,000     3,320,000
                                                               -----------  -----------   -----------
    Total current liabilities                                   18,444,000   16,708,000    15,922,000

Revolving credit note                                           33,691,000   39,223,000    24,200,000
Long-term debt and subordinated notes payable                    3,428,000    2,681,000     8,400,000
Subordinated notes payable to shareholders                         900,000      879,000       900,000
Deferred income taxes                                            2,250,000    2,331,000     2,182,000
Deferred revenue                                                 1,030,000    1,019,000       905,000
                                                               -----------  -----------   -----------
    Total long-term liabilities                                 41,299,000   46,133,000    36,587,000

 Common stock, par value $0.10 per share;
  Authorized: 10,000,000 shares; issued and
  outstanding: 4,216,406, 4,222,456, and
  4,201,081 (Note B)                                               422,000      422,000       420,000
 Additional paid-in capital (Note B)                            10,898,000   10,918,000    10,796,000
 Retained earnings (Note B)                                     17,823,000   18,262,000    15,436,000
                                                               -----------  -----------   -----------
    Total shareholders' equity                                  29,143,000   29,602,000    26,652,000
                                                               -----------  -----------   -----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                          $88,886,000  $92,443,000   $79,161,000
                                                               ===========  ===========   ===========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                             Three months ended August 31,     Six months ended August 31,
                                                     1996             1995             1996           1995
                                                     ----             ----             ----           ----
Revenues:
 Net sales                                    $20,168,000      $16,185,000      $40,869,000    $33,330,000
 Other (principally finance charges)            2,680,000        2,356,000        5,133,000      4,727,000
                                              -----------      -----------      -----------    -----------

    Total revenues                             22,848,000       18,541,000       46,002,000     38,057,000

Costs and expenses:
 Cost of sales (including
   occupancy costs)                            12,573,000        9,790,000       25,063,000     19,943,000
 Selling, general, and administrative           8,304,000        6,596,000       17,068,000     13,976,000
 Bad debt                                         796,000          682,000        1,476,000      1,263,000
 Interest                                         869,000          810,000        1,737,000      1,642,000
                                              -----------      -----------      -----------    -----------

    Total costs and expenses                   22,542,000       17,878,000       45,344,000     36,824,000
                                              -----------      -----------      -----------    -----------

 Earnings before income taxes                     306,000          663,000          658,000      1,233,000

 Income taxes                                     101,000          219,000          217,000        407,000
                                              -----------      -----------      -----------    -----------

 Net earnings                                 $   205,000      $   444,000      $   441,000    $   826,000
                                              ===========      ===========      ===========    ===========


 Earnings per share (Note B)                  $      0.05      $      0.11      $      0.10    $      0.20
                                              ===========      ===========      ===========    ===========

 Weighted average shares
  outstanding (Note B)                          4,222,061        4,201,281        4,219,249      4,201,281
                                              ===========      ===========      ===========    ===========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     Six months ended August 31,
                                                           1996            1995
                                                           ----            ----

Cash flows from operating activities:
 Net earnings                                        $  441,000      $  826,000
 Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                    1,349,000         996,000
     Provision for loss on accounts receivable        1,476,000         500,000
     Gain on sale of property and equipment              11,000          31,000
     Changes in assets and liabilities:
      Accounts receivable                              -214,000       2,319,000
      Merchandise inventories                        -4,372,000      -3,553,000
      Other assets                                     -767,000        -651,000
      Trade payables                                    596,000           4,000
      Accrued expenses                               -1,142,000      -1,770,000
      Deferred revenue                                  -28,000         134,000
      Income taxes                                     -854,000      -1,615,000
                                                     ----------      ----------

    Net cash used in operating activities            -3,504,000      -2,779,000

Cash flows from investing activities:
      Proceeds from sale of property and equipment       10,000          14,000
      Capital expenditures                           -1,148,000      -1,462,000
                                                     ----------      ----------

    Net cash used in investing activities            -1,138,000      -1,448,000

Cash flows from financing activities:
  Proceeds from exercise of options on common stock           -               -
  Proceeds from revolving credit note                 5,532,000       5,201,000
  Principal payments on debt                           -995,000        -971,000
                                                     ----------      ----------

    Net cash provided by financing activities         4,537,000       4,230,000
                                                     ----------      ----------

Net change in cash                                     -105,000           3,000
Cash, beginning of period                               186,000         134,000
                                                     ----------      ----------

Cash, end of period                                  $   81,000      $  137,000
                                                     ==========      ==========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                         $1,761,000      $1,662,000
    Income taxes                                      1,592,000       1,972,000

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

B.     Adjusted for 10% stock dividend on June 1, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales of $20,168,000 for the three months ended August 31, 1996 were 25% higher than the same quarter a year earlier. The average size of all transactions, including repairs, was $137 during the second quarter of the current year, compared to $139 in the second quarter of last year. At August 31, 1996, the Company operated 99 stores, 24% more than a year earlier; the number of transactions during the quarter increased 27% over the same quarter last year. Comparable store transactions rose 1% during the quarter and comparable store sales increased 2%. During the second quarter, the Company averaged a 99.6% in-stock position on key items and 92.3% in-stock on its entire basic merchandise mix. For the first six months of the year, net sales of $40,869,000 were 23% higher than the same period last year. The average transaction size was $139, slightly lower than the $141 a year earlier; the Company recorded 25% more transactions. Comparable store sales increased 2% year-to-date on a 1% comparable store transaction increase.

Other revenues increased to 2,680,000, up 14% over the second quarter of last year. The increase in other revenues resulted from a 5% increase in finance charge revenue (64% of other revenues), a 19% increase in extended service agreements (19% of other revenues), a 16% increase in credit insurance income (10% of other revenues), and a 115% increase in various other smaller items (10% of other revenues). Customer receivables were higher by an average of 6% during the quarter ended August 31, 1996 compared to the same period a year earlier. During the first six months of the fiscal year, other revenues increased 9% to $5,133,000 as a result of a 3% increase in finance charge revenue (67% of other revenues), a 22% increase in extended service agreements (17% of other revenues), a 4% increase in credit insurance income (9% of other revenues) and a 48% increase in the various other items (7% of other revenues).

Gross margins were 37.7% during the quarter ended August 31, 1996, down from 39.6% a year earlier. Occupancy costs were lower this year in the second quarter compared to the same period last year, but the Company gave up margins in diamonds, watches, and gold --- categories that account for 83% of net sales. For the first six months of the current year, occupancy costs were higher than the previous year, and, as a result of the weakness in margins in the second quarter, margins in diamonds, watches, and gold fell behind last year's levels.

Selling, general, and administrative expenses increased 26% in the second quarter, increasing to 41.1% of net sales from 40.7% in the prior year period, primarily because of an 88% increase in advertising costs. Salaries and wages increased 22% in the quarter; as a percentage of net sales, the expense rose 50 basis points in the stores and fell 90 basis points in the corporate office, resulting in an overall reduction to 23.1% from 23.5% of net sales. Salaries and wages accounted for 56.2% of SG&A in the second quarter of this year compared to 57.8% in the same period last year. For the first half of the year, SG&A expenses decreased to 41.7% of net sales from 41.9%. Year-to-date, salaries and wages increased 23%; as a percentage of net sales, the expense rose 100 basis points in the stores and fell 80 basis points in the corporate office, resulting in an overall increase to 23.1% of net sales from 22.9%.

Bad debt expense was 17% higher in the second quarter of this year, but fell to 3.9% of net sales from 4.2% in the same period last year. Year-to-date, the expense was also 17% higher, but fell to 3.6% of net sales from 3.8% in the first six months of last year. Delinquency at the end of the quarter was 7% higher than a year ago; customer receivables were 6% higher.

Interest expense increased $59,000 over the second quarter of last year, but as a percentage of net sales fell to 4.3% from 5.0%. Year-to-date, the expense is up $95,000, but decreased to 4.3% of net sales from 4.9%. The effective annualized interest rate was 7.75% in the second quarter of this year and 8.01% for the first six months, compared to 9.02% in the second quarter of last year and 9.55% for the first six months of last year. The increase in expense resulted from 22% more debt in the second quarter of this year compared to the same quarter last year, and a 26% increase in average debt for the first six months.

The Company's anticipated tax rate was 33% in the second quarter and year-to-date in both years.

The Company generally follows the practice of passing on price changes to its customers. As a result, management believes its operations have not been materially affected by inflationary forces during the periods reported herein.

Liquidity and Capital Resources

Working capital increased 14% to $57,209,000 at August 31, 1996 from $50,370,000 a year earlier. Inventories were 16% higher than a year earlier, customer receivables were 6% higher, and accounts payable were 18% higher. The resulting ratio of current assets to current liabilities at August 31, 1996 was 4.4 to 1, compared to 4.2 to 1 at the same time in the prior year.

Customer receivables, net of allowance for doubtful accounts, were $35,141,000 and 33,035,000 at August 31, 1996 and 1995, respectively. Proprietary credit sales increased 11% in the quarter, although such sales fell to 51% of net sales from 56% of net sales a year earlier; the additions primarily from credit sales were reduced by a 4% increase in payments on accounts and a 17% increase in bad debt expense. Cash sales during the first six months of this year grew by 38%, causing a distinct shift in our cash and credit mix. The Company processed 22% more credit applications in the first six months of this year, with an approval rate that was slightly lower at 47.1% compared to 47.6%. Credit extension policies and criteria remained consistent during each of the two periods.

Merchandise inventories were $34,783,000 at the end of the first six months of this year, compared to $29,991,000 at the same time last year. The investment in inventories on a per store basis was 8% lower than a year earlier. Items designated as key and core items accounted for approximately 45% of sales in the first six months of this year. At August 31, 1996, the Company was 99.7% in-stock on key items (compared to 95.4% at August 31, 1995) and 94.0% in-stock on core items.

Capital expenditures were $1,148,000 during the six months ended August 31, 1996, 22% lower than the $1,462,000 for the same period in 1995. Expenditures during both periods were primarily for tenant improvements in new and remodeled stores and for additional office, security, and computer equipment. The Company opened one store during the quarter in the greater Richmond VA market and plans to open 2-3 more during the last half of the fiscal year.

On October 1, 1996, the Company increased its revolving credit facility with two commercial banks to $45,000,000 from $40,000,000; the increase is to support the holiday selling season and the facility will return to $40,000,000 after January 31, 1997. Interest is paid under the facility at 30-day LIBOR plus 160-200 basis points or at the banks' prime rate plus 37 1/2 to 62 1/2 basis points, depending upon the Company's debt-to-worth ratio; the rate is set quarterly. The rate charged to the Company during the second quarter was LIBOR plus 180 basis points; the same rate is effective through December 31, 1996.

In addition, at August 31, 1996 the Company owed $4,114,000 under a senior subordinated note with an insurance company. Effective October 1, 1996, the holder of this note agreed to permit the increased revolving credit facility and the Company agreed to pay a fee of $45,000 and also agreed to a rate increase of 20 basis points to an annual rate of 12.31% from 12.11% (the cost of the rate increase to the Company will be approximately $4,000 over the remaining life of the note); the two parties also agreed to shorten the maturity of the note from October 1, 1998 to April 1, 1998, thereby eliminating two payments and increasing the six remaining quarterly payments to $588,000 from $457,000, plus interest. By shortening the maturity, the Company will save $118,000 in interest payments to the note holder over the remaining life of the note.

The Company also has subordinated notes totaling $879,375 with three related parties, with interest payable monthly at the prime rate as quoted in the Wall Street Journal. The notes are unsecured and are subordinate to the revolving credit facility notes, which are collateralized by substantially all of the Company's assets.

In order to cap the interest expense related to the revolving credit facility, on February 2, 1996, the Company purchased an interest rate cap with a major commercial bank as the counterparty. The cap is for a term of two years ending February 2, 1998 at a notional amount of $30 million, approximately 80% of the expected outstanding average balance on the revolving credit facility. At the end of each month during the term of the cap, if the 30-day LIBOR rate exceeds 6.00%, the Company will receive a payment for the difference between the 30-day LIBOR rate and 6.00% times the $30 million notional amount for the 30-day period. The Company paid $78,000 to purchase the cap and has no further obligations for any payments during the term. Through August 31, 1996, the Company had received no payments under the agreement.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

      (a) The Annual Meeting of Shareholders was held on Tuesday, July 11, 1996, and the following matters were submitted to a vote of the shareholders:

      (b) To elect nine directors (Garland Waddy Garrett, James R. Rouse, Arlene Z. Schreiber, Richard F. Sherman, Alan M. Zimmer, Herbert J. Zimmer, Jeffrey L. Zimmer, Roberta G. Zimmer, and William R. Zimmer) to serve until the 1997 Annual Meeting of Shareholders or until their successors are elected and qualified: for James R. Rouse, Arlene Z. Schreiber, and Herbert J. Zimmer, 4,041,529 votes were cast in favor, 2,232 votes were withheld, and 173,195 were not voted; for Garland Waddy Garrett, 4,041,364 were cast in favor, 1,847 were withheld, and 173,195 were not voted; for Alan M. Zimmer, Jeffrey L. Zimmer, Roberta G. Zimmer, and William R. Zimmer, 4,040,979 were cast in favor, 2,232 were withheld, and 173,195 were not voted.

     (c) To ratify the appointment of Ernst & Young as independent auditors of the Company for the fiscal year ending February 28, 1997:
            4,041,089 votes were cast in favor, 1,320 votes were against, 802 votes abstained, and 173,195 were not voted.

     (d)    Not applicable.

Item 5.     Other Information.

       Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

       (a)    Exhibits.

       27     Financial Data Schedule (for SEC use only)

       (b)    Reports on Form 8-K.

              Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         REEDS JEWELERS, INC.



   October 4, 1996                            /s/   James R. Rouse
----------------------                    ---------------------------
                                                 James R. Rouse
                                                 Treasurer and
                                            Chief Financial Officer