Form 10-Q
period 1996-11-30
REEDS JEWELERS INC
filed 1997-01-14
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED NOVEMBER 30, 1996
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of January 10, 1997 was 4,222,456.

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

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                               February 29,          November 30,        November 30,
                                                                       1996                  1996               1995
                                                                       ----                  ----               ----
ASSETS
 Cash and cash equivalents                                      $   186,000          $     81,000        $   154,000
 Accounts receivable:
   Customers, less allowance for doubtful accounts
   of $2,934,000, $2,885,000, and $2,739,000                     36,697,000            35,580,000         34,109,000
   Other                                                            705,000             1,396,000          1,257,000
 Merchandise inventories                                         30,411,000            43,036,000         39,719,000
 Deferred income taxes                                            1,923,000             2,034,000          1,831,000
 Other                                                              392,000             1,099,000          1,161,000
                                                                -----------          ------------        -----------
    Total current assets                                         70,314,000            83,226,000         78,231,000

Property and equipment                                           25,133,000            26,820,000         25,379,000
Less: accumulated depreciation and amortization                  14,955,000            16,326,000         15,247,000
                                                                -----------          ------------        -----------
    Net property and equipment                                   10,178,000            10,494,000         10,132,000

Goodwill, net of accumulated amortization of
    $762,000, $1,097,000, and $552,000                            7,633,000             7,299,000          7,527,000
Other                                                               761,000               913,000            713,000
                                                                -----------          ------------        -----------
    Total other assets                                            8,394,000             8,212,000          8,240,000
                                                                -----------          ------------        -----------

TOTAL ASSETS                                                    $88,886,000          $101,932,000        $96,603,000
                                                                ===========          ============        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable                                               $ 9,572,000          $ 15,590,000        $19,914,000
 Accrued expenses                                                 4,675,000             4,627,000          5,471,000
 Deferred revenue                                                 1,307,000             1,357,000          1,213,000
 Income taxes                                                       999,000              (324,000)           (95,000)
Current portion of long-term debt                                 1,891,000             5,085,000          6,354,000
                                                                -----------          ------------        -----------
    Total current liabilities                                    18,444,000            26,335,000         32,857,000

Revolving credit note                                            33,691,000            40,000,000         24,655,000
Long-term debt and subordinated notes payable                     3,428,000             1,491,000          8,049,000
Subordinated notes payable to shareholders                          900,000               879,000            900,000
Deferred income taxes                                             2,250,000             2,378,000          2,231,000
Deferred revenue                                                  1,030,000             1,005,000            921,000
                                                                -----------          ------------        -----------
    Total long-term liabilities                                  41,299,000            45,753,000         36,756,000

Common stock, par value $0.10 per share;
   Authorized: 10,000,000 shares; issued and
   outstanding: 4,216,406, 4,222,456, and
   4,216,406 (Note B)                                               422,000               422,000            422,000
Additional paid-in capital (Note B)                              10,898,000            10,918,000         10,898,000
Retained earnings (Note B)                                       17,823,000            18,504,000         15,670,000
                                                                -----------          ------------        -----------
    Total shareholders' equity                                   29,143,000            29,844,000         26,990,000
                                                                -----------          ------------        -----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                           $88,886,000          $101,932,000        $96,603,000
                                                                ===========          ============        ===========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                   Three months ended November 30,     Nine months ended November 30,
                                                         1996                 1995          1996                 1995
                                                         ----                 ----          ----                 ----
Revenues:
 Net sales                                        $21,870,000          $21,214,000    $62,739,000         $54,544,000
 Other (principally finance charges)                2,649,000            2,268,000      7,782,000           6,995,000
                                                  -----------          -----------    -----------         -----------

    Total revenues                                 24,519,000           23,482,000     70,521,000          61,539,000

Costs and expenses:
 Cost of sales (including
   occupancy costs)                                13,783,000           12,996,000     38,846,000          32,939,000
 Selling, general, and administrative               8,506,000            8,445,000     25,574,000          22,421,000
 Bad debt                                             974,000              892,000      2,450,000           2,155,000
 Interest                                             899,000              867,000      2,636,000           2,509,000
                                                  -----------          -----------    -----------         -----------

    Total costs and expenses                       24,162,000           23,200,000     69,506,000          60,024,000
                                                  -----------          -----------    -----------         -----------

Earnings before income taxes                          357,000              282,000      1,015,000           1,515,000

Income taxes                                          118,000               63,000        335,000             470,000
                                                  -----------          -----------    -----------         -----------

Net earnings                                      $   239,000          $   219,000    $   680,000         $ 1,045,000
                                                  ===========          ===========    ===========         ===========


Earnings per share (Note B)                       $      0.06          $      0.05    $      0.16         $      0.25
                                                  ===========          ===========    ===========         ===========

Weighted average shares
  outstanding (Note B)                              4,222,456            4,204,768      4,220,314           4,211,819
                                                  ===========          ===========    ===========         ===========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  Nine months ended November 30,
                                                                       1996                 1995
                                                                       ----                 ----
Cash flows from operating activities:
 Net earnings                                                  $    680,000          $ 1,045,000
 Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                2,072,000            1,552,000
     Provision for loss on accounts receivable                    2,450,000            2,155,000
     Gain on sale of property and equipment                          15,000               38,000
     Changes in assets and liabilities:
      Accounts receivable                                        (2,205,000)            (226,000)
      Merchandise inventories                                   (12,625,000)          (9,188,000)
      Other assets                                                 (879,000)            (665,000)
      Trade payables                                              6,053,000            8,423,000
      Accrued expenses                                             (177,000)             (31,000)
      Deferred revenue                                              (62,000)             148,000
      Income taxes                                                 (905,000)            (862,000)
                                                               ------------          -----------

    Net cash (used in) provided by operating activities          (5,583,000)            2,389,000

Cash flows from investing activities:
      Net effect of acquisition of The Melart Jewelers, Inc.,
          net of cash acquired                                            0           (3,690,000)
      Proceeds from sale of property and equipment                   19,000               14,000
      Capital expenditures                                       (1,928,000)          (1,594,000)
                                                               ------------          -----------

    Net cash used in investing activities                        (1,909,000)          (5,270,000)

Cash flows from financing activities:
  Proceeds from exercise of options on common stock                       0              102,000
  Proceeds from revolving credit note                             8,987,000            5,655,000
  Principal payments on debt                                     (1,600,000)          (2,856,000)
                                                               ------------          -----------

    Net cash provided by financing activities                     7,387,000            2,901,000


Net change in cash                                                 (105,000)              20,000
Cash, beginning of period                                           186,000              134,000
                                                               ------------          -----------

Cash, end of period                                            $     81,000          $   154,000
                                                               ============          ===========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                   $  2,671,000          $ 2,560,000
    Income taxes                                                  1,757,000            2,223,000

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

B.  STOCK DIVIDEND

    Adjusted for 10% stock dividend on June 1, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter ended November 30, 1996 were up 3% over the same quarter in 1995 to a third quarter record of $21,870,000. Comparable store sales, however, were down 5% for the quarter. The number of sales transactions during the quarter increased 6%, but the average sale decreased 3% to $153 from $158. The Company operated 100 stores at November 30, 1996, compared to 99 at the same time in the previous year. Net sales for the nine month period increased 15% to $62,739,000, but same store sales were flat during the nine-month period. The increased sales year-to-date resulted from an 18% increase in customer transactions but a decrease in the average transaction size to $143 from $144. On a trailing twelve-month basis, net sales through November 30, 1996 increased 17% over the same period through November 30, 1995, resulting from a 20% increase in transactions but a 2% decrease in the average transaction to $144.

Other revenues in the third quarter increased 17% over last year to $2,649,000. Finance charges and credit insurance income from customer receivables accounted for 71% of other revenues. Year-to-date, other revenues increased 11% over the same period a year earlier, and finance charges and credit insurance income represented 74% of the total.

Gross margins were 37% of net sales during the third quarter ended November 30, 1996, down from 39% in the same quarter last year; approximately 72% of the decrease was caused by higher occupancy costs and the balance resulted from lower merchandise margins during the period. For the first nine months of the year, gross margins were 38% of net sales, down from 40% of net sales for the same period last year primarily as a result of higher occupancy costs. Gross margins were also negatively affected by a reduction in the mix of diamond and gold sales to 67% of net sales from 71% of net sales for the first nine months of the current year when compared to last year.

Selling, general, and administrative expenses decreased in the third quarter to 39% of net sales from 40% a year ago. Advertising expenses for the quarter were 12% lower, decreasing to 4% of net sales from nearly 5% of net sales. Salaries and wages increased 1% in the third quarter of 1996 over the third quarter of 1995, but were lower by 30 basis points as a percentage of net sales. Year-to-date, SG&A expenses were 41% for both years. Advertising increased 14% for the nine months, but remained flat as a percentage of net sales. Salaries and wages for the first three quarters increased 15% and rose 10 basis points as a percentage of net sales.

Bad debt expense was 4% of net sales for both quarters ended November 30, 1996 and 1995, respectively, and was also 4% for both nine-month periods. As a percentage of average customer receivables, bad debt was 2.5% in the current third quarter and 2.5% in the same quarter last year; for the first nine months of this year, bad debt was 6.0% of customer receivables, compared to 5.9% last year. Balances on delinquent accounts were about 3% lower at November 30, 1996 than they were at the same date in 1995, representing nearly 16% of total accounts receivable at November 30, 1996 compared to 17% a year earlier; gross customer receivables were 4% higher at November 30, 1996 than a year earlier. The allowance for bad debts at November 30, 1996 and 1995 was 7.5%. The Company's credit extension and collection policies and criteria continue to be consistent with those used during the same periods last year.

Interest expense was $32,000 higher in the third quarter and $127,000 higher in the first nine months than for the same periods last year. The increase resulted from increased average borrowings of approximately 22% during the third quarter and 21% during the nine-month period. The Company's effective interest rate during the quarter was 8.0%, 150 basis points lower than the same quarter a year earlier, and for the nine-month period was 8.1%, 130 basis points lower than the same period in the previous year.

The Company's anticipated tax rate was 33% for both periods ending November 30, 1996; the actual rates of 22% and 31% for the quarter and nine months ended November 30, 1995, respectively, resulted from refunds of state income taxes. Net income after taxes was $239,000 ($0.06 per share and 1.1% of net sales) for the quarter ended November 30, 1996, compared to $219,000 ($0.05 per share and 1.0% of net sales) for the same quarter last year. For the first nine months, the Company earned $680,000 ($0.16 per share and 1.1% of net sales) compared to $1,045,000 ($0.25 per share and 1.9% of net sales) for the same period last year.

Management expects comparable store sales to be flat during the final quarter of the current fiscal year that will end February 29, 1996. Gross margin pressure is expected to continue, but anticipates that gross margins will be no worse than in the fourth fiscal quarter of last year. Management further expects no change in SG&A expenses, as a percentage of net sales, during the final fiscal quarter compared to the same period last year. Bad debt expense, as a percentage of accounts receivable, is expected to remain in line with levels experienced during the past three years.

The Company generally follows the practice of passing on price changes to its customers. As a result, management believes its operations have not been materially affected by inflationary or deflationary forces during the periods reported herein.


Liquidity and Capital Resources

Working capital increased 25% to $56,891,000 at November 30, 1996 from $45,374,000 at November 30, 1995. The resulting ratio of current assets to current liabilities as of November 30, 1996 was 3.2 to 1, compared to 2.4 to 1 at the same date in the prior year.

Customer receivables, net of allowance for doubtful accounts, were $35,580,000 and $34,109,000 at November 30, 1996 and 1995, respectively. The 4% increase resulted from 49% of total net sales being done on the Company's proprietary credit card and related finance charges and credit insurance fees. Credit extension and collection policies and criteria remained consistent during both years.

Merchandise inventories were 8% higher at the end of the third quarter of 1996 than at the same time in the previous year. The increase resulted from the Company's commitment to maintaining a high in-stock ratio for key, core, and advertised items. At November 30, 1996, the Company was 99.5% in-stock on key items and 95.3% in-stock on core items.

Capital expenditures for the Company were $1,928,000 during the nine months ended November 30, 1996, compared to $1,594,000 for the same period in 1994. Expenditures during both periods were primarily for tenant improvements in new and remodeled stores and for additional office, security, and computer equipment. The Company opened five new stores during the first nine months of this year, and has closed one under-performing store in the fourth quarter.

On October 1, 1996, the Company increased its revolving credit facility with two commercial banks to $45,000,000 from $40,000,000; the increase was to support the holiday selling season and the facility will return to $40,000,000 after January 31, 1997. Interest is paid under the facility at 30-day LIBOR plus 160-200 basis points or at the bank's prime rate plus 37 1/2 to 62 1/2 basis points, depending upon the Company's debt-to-worth ratio; the rate is set quarterly. The rate charged to the Company during the third quarter was LIBOR plus 180 basis points; the same rate is effective through March 31,1997.

In addition, at August 31, 1996 the Company owed $4,114,000 under a senior subordinated note with an insurance company. Effective October 1, 1996, the holder of the note agreed to permit the increased revolving credit facility and the Company agreed to pay a fee of $45,000 and also agreed to a rate increase of 20 basis points to an annual rate of 12.31% from 12.11% (the cost of the rate increase to the Company will be approximately $4,000 over the remaining life of the note); the two parties also agreed to shorten the maturity of the note from October 1, 1998 to April 1, 1998, thereby eliminating two payments and increasing the six remaining quarterly payments to $588,000 from $457,000, plus interest. By shortening the maturity, the Company will save $118,000 in interest payments to the note holder over the remaining life of the note.

The Company also has subordinated notes totaling $879,000 with three related parties, with interest payable monthly at the prime rate as quoted in the Wall Street Journal. The notes are unsecured and are subordinate to the revolving credit facility notes, which are collateralized by substantially all of the Company's assets.

In order to cap the interest expense related to the revolving credit facility, on February 2, 1996, the Company purchased an interest rate cap with a major commercial bank as the counterparty. The cap is for a term of two years ending February 2, 1998 at a notional amount of $30 million, approximately 80% of the expected outstanding average balance on the revolving credit facility. At the end of each month during the term of the cap, if the 30-day LIBOR rate exceeds 6.00%, the Company will receive a payment for the difference between the 30-day LIBOR rate and 6.00% times the $30 million notional amount for the 30-day period. The Company paid $78,000 to purchase the cap and has no further obligations for any payments during the term. Through November 30, 1996, the Company had received no payments under the agreement.

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


                                             REEDS JEWELERS, INC.


     January 10, 1997                        /s/   James R. Rouse
--------------------------                   ---------------------------
                                                   James R. Rouse
                                                    Treasurer and
                                               Chief Financial Officer