Form 10-K405
period 1997-02-28
REEDS JEWELERS INC
filed 1997-05-29
CIK 805900

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

              For the fiscal year ended February 28, 1997
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                          Common Stock $.10 Par Value
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ---       ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 22, 1997 (computed by reference to the last reported sales price of the registrant's common stock on NASDAQ on such date) was $3,640,769.

     The number of shares outstanding as of May 22, 1997 of the registrant's common stock, par value $.10 per share, was 4,224,876.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated by reference into the indicated Part of the Annual Report of Form 10-K to the extent indicated in such Part:

        Part III of the registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Reeds Jewelers, Inc. (the "Company" or the "Registrant") operates 100 specialty retail jewelry stores primarily in enclosed regional malls located principally in the sunbelt section of the United States. The Company was incorporated under the laws of North Carolina in 1984 as part of a reorganization whereby a number of affiliated corporations under common ownership became subsidiaries of the Company. The oldest of these affiliated corporations was incorporated as a North Carolina corporation in 1946.

PRINCIPAL PRODUCTS, MARKETS, AND METHODS OF DISTRIBUTION

     The Company's stores, which are operated under the names of Reeds Jewelers, Melart Jewelers, and Mills Jewelers offer a wide selection of merchandise, including diamond rings and jewelry, gold jewelry and chains, gemstone rings, watches, and other fine jewelry. Most of the diamonds sold by the Company are up to one carat, with a limited selection of larger diamonds. Gold jewelry items sold in the Company's stores are primarily 14 carat, and its gemstone rings contain either precious stones (such as rubies, sapphires, and emeralds) or semi-precious gems (such as opals, blue topaz, amethyst, and garnets). Watches offered by the Company represent many popular brand names in a broad range of price points. Sales by class of similar products which accounted for 10 percent or more of net sales during each of the last three fiscal years were as follows:

CLASS                                                        1997      1996      1995
-----                                                        ----      ----      ----
Diamonds & Precious Gems...................................  54.2%     56.9%     52.8%
Karat Gold Jewelry & Semi-precious Gems....................  21.5%     20.9%     21.9%
Watches....................................................  13.3%     11.9%     14.3%

     Approximately 80% of the products sold by the Company are purchased through a centralized merchandising department at the Company's headquarters. The centralization of buying allows the Company to establish long-term relationships with vendors that provide a continuing source of product supply, consistent quality control, and competitive pricing. As of February 28, 1997, the Company operated 100 stores, of which 3 were located in Alabama, 10 in Florida, 6 in Georgia, 3 in Kansas, 10 in Maryland, 7 in Mississippi, 23 in North Carolina, 3 in Oklahoma, 13 in South Carolina, 5 in Tennessee, 14 in Virginia, and 3 in West Virginia. Since February 28, 1997, the Company has opened new stores in Dothan AL, Owings Mills MD, and St. Clairsville OH, and closed one store in Maryland. The Company plans to open an additional three to six stores in the current fiscal year if suitable locations become available. The Company chooses its locations based upon the aggregate amount of jewelry business being done in the mall being considered and also upon the amount of rent that will be charged for the location.

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

     In the fiscal year ended February 28, 1997, the Company's three largest suppliers accounted for 9.4%, 6.1%, and 5.6%, respectively, of the Company's total merchandise purchases, with no other supplier accounting for more than 5.0%. Alternate sources exist for all merchandise provided by the Company's suppliers, with the exception of any particular name brand.

     The supply and price of diamonds are substantially controlled by DeBeers Consolidated Mines Ltd. ("DeBeers"). The availability of diamonds to DeBeers and the Company's suppliers is to some extent dependent on the political situation in diamond producing countries, such as the Democratic Republic of Congo, South Africa, Botswana, Australia, and certain countries of the former Soviet Union. Any sustained interruption in the supply of diamonds from the producing countries could adversely affect the Company and the retail jewelry industry as a whole. DeBeers maintains a large inventory of diamonds outside the producing countries, however, mitigating the impact of volatility in supply from the producing countries. Although changes in DeBeer's pricing cannot be predicted and could have an adverse impact on the Company's business, the Company believes DeBeers has had a stabilizing influence on the world diamond markets.

SEASONALITY

     The Company's business is seasonal in nature. The fourth quarter, which includes the major part of the Christmas selling season, produces higher sales and earnings than any of the first three quarters. Net sales and net earnings for each quarter as a percentage of annual net sales and net earnings for the three most recent fiscal years were:

                                                             1997      1996      1995
                                                             ----      ----      ----
NET SALES
First Quarter..............................................  20.9%     19.1%     19.2%
Second Quarter.............................................  20.4%     18.0%     19.3%
Third Quarter..............................................  22.1%     23.6%     23.6%
Fourth Quarter.............................................  36.6%     39.3%     37.9%

NET EARNINGS
First Quarter..............................................   5.9%     11.9%      8.0%
Second Quarter.............................................   5.1%     13.8%      9.9%
Third Quarter..............................................   5.9%      6.8%     16.6%
Fourth Quarter.............................................  83.1%     67.5%     65.5%

PROPRIETARY CREDIT AND OTHER WORKING CAPITAL ITEMS

     As is customary in the retail jewelry business, the Company finances some of its customers' purchases. Proprietary credit sales represented approximately 47% of net sales in 1997 and approximately 49% and 53% of net sales during 1996 and 1995, respectively. The Company operates its centralized credit functions under its wholly-owned subsidiary, Reeds Financial Services, Inc. ("RFSI"). All credit extension, collection, and related activities are administered through RFSI.

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

     Accounts receivable (prior to allowance for doubtful accounts) increased 3.6% to $41,049,000 at February 28, 1997 from $39,631,000 at February 29, 1996, and had increased 3.6% from $38,248,000 at February 28, 1995. The allowance for doubtful accounts was 7.5% of accounts receivable (prior to allowance for doubtful accounts) at the end of each of the three fiscal years. Bad debt expense as a percentage of net sales decreased to 3.6% in the fiscal year ended February 28, 1997 from 3.8% and 3.9% in the years ended February 29, 1996 and February 28, 1995, respectively. The Company maintained its allowance at 7.5%, in spite of a decrease of 6% in delinquency at February 29, 1996 compared to the end of the prior year, when delinquency was 23% higher than at the prior year-end; The positive delinquency trend that continued during the last fiscal year remains within historical delinquency ranges for the reserve; as a result, management believes the 7.5% allowance for future write-offs remains adequate and appropriate. The Company's policies and procedures regarding credit authoriza-tion, collection, and write-off have not changed during the three-year period. Primarily as a result of the higher accounts receivable, finance charges grew to $6,893,000 in the fiscal year ended February 28, 1997 from $6,604,000 and $6,012,000 in the fiscal years ended February 29, 1996 and February 28, 1995, respectively.

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

EMPLOYEES

     As of February 28, 1997, the Company had a total of 791 full-time equivalent employees. Of these, 167 equivalents were employed in the corporate headquarters and the remaining 624 equivalents were employed in the stores. Throughout the year, the Company hires a number of part-time employees, primarily during the holiday shopping seasons. Approximately 70% of all employees during the year are full-time and 30% are part-time.

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

     The Company has an agreement to receive royalties, which are inmaterial in amount, from sales of a software product to jewelers and other retailers which the Company and the marketing vendor developed.

     Federal, state, and local laws and regulations relating to the protection of the environment are generally inapplicable to the operations of the Company and, accordingly, are not expected to have a material effect on the Company's business.

ITEM 2.  PROPERTIES

     With the exception of its downtown Wilmington location, which it owns, the Company occupies its various store premises under lease arrangements which are generally on a five to ten year basis with monthly payments of normally four to six percent of sales (generally defined as total receipts, net of returns, exchanges, and sales taxes), subject to minimum payments. One of the Company's stores is leased in a strip shopping center and the remaining 100 leases are for locations in enclosed regional shopping malls. Under the terms of the typical lease, the Company is required to maintain and conform its usage to specified standards, often including required advertising expenditures, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities, and taxes. The table below sets forth information with respect to the expiration of leases on locations in operation or committed to by the Company as of February 28, 1997:

                                                              NUMBER OF LEASES
YEAR OF EXPIRATION                                              WHICH EXPIRE
------------------                                            ----------------
       1997.................................................          5
       1998.................................................          8
       1999.................................................         10
       2000.................................................          9
       2001.................................................         14
       2002.................................................          7
       2003.................................................          3
       2004.................................................          7
       2005.................................................          7
       2006.................................................         15
       2007.................................................         11
       2008.................................................          5

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of May 22, 1997 there were 4,224,876 shares outstanding held by 226 shareholders of record plus approximately 301 non-objecting beneficial owners whose shares are held in nominee or "street" name by brokers. The Company has not paid any cash dividends on its stock since its inception, and has no intention to pay cash dividends in the foreseeable future (See Footnote 2 to the Consolidated Financial Statements). The Company's common stock trades on the NASDAQ National Market under the symbol REED. The quarterly high and low market prices of the Company's common stock (adjusted for the 10% stock dividend issued on June 1, 1995) for the fiscal years ended February 28, 1997 and February 29, 1996 were as follows:

                                                               HIGH         LOW
                                                              -------      ------
FISCAL YEAR ENDED FEBRUARY 28, 1997
FOURTH QUARTER..............................................  $ 7.250      $5.750
THIRD QUARTER...............................................    9.000       6.375
SECOND QUARTER..............................................    9.000       7.000
FIRST QUARTER...............................................    9.500       6.500

FISCAL YEAR ENDED FEBRUARY 29, 1996
Fourth Quarter..............................................  $11.500      $5.250
Third Quarter...............................................   12.250       9.750
Second Quarter..............................................   10.500       8.250
First Quarter...............................................   10.000       7.727

ITEM 6.  SELECTED FINANCIAL DATA

                                                         FISCAL YEAR ENDING FEBRUARY
                                               -----------------------------------------------
                                                1997      1996      1995      1994      1993
                                               -------   -------   -------   -------   -------
                                                           (DOLLARS IN THOUSANDS,
                                                 EXCEPT PER SHARE DATA AND NUMBER OF STORES)
FIVE-YEAR SUMMARY
Net Sales....................................  $98,952   $89,801   $77,496   $67,305   $58,356
Bad Debt Expense.............................    3,538     3,419     3,000     2,761     2,716
Interest Expense.............................    3,428     3,263     3,040     2,957     3,183
Net Earnings.................................    4,025     3,212     4,113     3,180     2,115
Earnings Per Share...........................      .95       .76       .98       .76       .50
Working Capital..............................   56,545    52,050    45,815    38,828    37,489
Total Assets.................................   97,519    88,886    77,401    67,499    60,779
Long-Term Debt, Less Current.................   39,651    38,019    29,278    25,803    28,161
Shareholders' Equity.........................   33,195    29,143    25,827    21,666    18,486
Number of Stores.............................      100        96        77        71        66

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Sales and Other Revenues

     At February 28, 1997 the Company operated 100 stores in twelve states compared to 96 stores and 77 stores in twelve states at February 29, 1996 and February 28, 1995, respectively. Total net sales for fiscal 1997 were up 10% to $95,952,000 from $89,801,000 in fiscal 1996 which were 16% higher than sales of $77,496,000 in fiscal 1995. Same store sales, or stores open in comparable periods, were flat in 1997 compared to increases of 2% and 9% in 1996 and 1995, respectively.

     Average sales per store decreased 4% to $1,004,000 per store in 1997; average sales per store were $1,048,000 and $1,057,000 in 1996 and 1995, respectively. Average sales per full-time equivalent employee rose

5% to $125,000 in 1997 but were 2% lower in 1996 over 1995, falling to $119,000 from $121,000. Average sales per selling square foot increased 5% to $890 in 1997, after decreasing 7% in 1996 to $846 from $911. The increase in sales in 1997 resulted from a 12% increase in the average sales transaction to $145 (including repair sales), and a 1% drop in the number of sales transactions. The average sales transaction in 1996 was flat compared to 1995, and the number of sales transactions increased 16% in 1996 compared to 1995.

     Other revenues increased $1,357,000 in 1997 and $725,000 in 1996 over each of the prior years. The increases resulted primarily from higher levels of accounts receivable and the finance charges and credit insurance revenues related thereto. Finance charges were the primary component in each of the years, representing 64%, 71%, and 70% of other revenues in 1997, 1996, and 1995, respectively, with credit insurance products (property, disability, unemployment, and life) accounting for 9%, 8%, and 11% in the three years, respectively. Income from extended service agreements accounted for 17%, 16%, and 15% of other revenues in 1997, 1996, and 1995, respectively. All other revenue items were less than 5% of the total.

  Gross Profit

     Gross profit (net of occupancy costs) was 39.5% of net sales in 1997, 40.3% in 1996, and 42.2% in 1995. The decrease in gross margins in 1997 resulted entirely from higher occupancy costs that, as a percentage of net sales, were 15% higher on a per store basis than a year earlier. The decrease in gross margins in 1996 resulted primarily as a result of the acquisition of The Melart Jewelers, Inc.; in addition to having higher occupancy costs in the Melart stores, the Company reduced gross margins in those stores in order to make room for a more desirable merchandise mix. The Company continues to enjoy competitive pricing on its purchases of merchandise. The Company plans to continue its aggressive approach to building market share by opening new stores and increasing sales in existing stores, and does not anticipate further margin erosion during the year ending February 28, 1998.

  Selling, General, and Administrative Expenses (SG&A)

     Selling, general, and administrative expenses as a percentage of net sales were 37.2%, 37.5%, and 37.5% in 1997, 1996, and 1995, respectively. In 1997, the
Company increased advertising expenditures by 6% over the prior year; in 1996, advertising was raised by 27%. For 1997, 1996, and 1995, advertising represented 5.0%, 5.2%, and 4.7% of net sales, respectively. Compensation expenses rose 11% in 1997 and accounted for 63% of SG&A expenses; similar expenses increased 13% in 1996 over 1995, and represented 62% and 64% of total SG&A, respectively during the two years.

  Bad Debt Expense

     Bad debt expense increased 3.0% to $3,538,000 (3.6% of net sales) in the year ended February 28, 1997 from $3,419,000 (3.8% of net sales) in 1996; bad debt expense in 1995 was $3,000,000 (3.9% of net sales). Actual write-offs as a percentage of net sales during each of the years were 3.4% in 1997, 3.6% in 1996, and 3.4% in 1995.

     The allowance for doubtful accounts at the end of each of the three years was 7.5% of customer receivables (prior to the allowance for doubtful accounts). The Company's policies and procedures regarding credit authorization, collection, and write-offs have not changed during the three-year period. Delinquent accounts (accounts more than 90 days past due) represented 8.9%, 9.5%, and 7.7% of the Company's accounts receivable portfolio at February 28, 1997, February 29, 1996 and 1995, respectively.

  Interest Expense

     Interest expense decreased to 3.5% of net sales in 1997 from 3.6% in 1996 and 3.9% in 1995. In 1997, the average outstanding debt was 13% higher than the year before, resulting in a $165,000 increase in interest expense; the $223,000 increase in 1996 was caused by a 12% increase in average outstanding debt from the year before.

  Income Taxes

     The provision for income taxes was $1,982,000 (33.0% effective rate) in 1997, $1,689,000 (32.9% effective rate) in 1996, and $2,110,000 (33.9% effective rate) in 1995. The lower effective rates in each of the last two years resulted primarily from the benefits attributable to the captive insurance company and from a reduction in the Company's state income taxes as a result of being able to use a portion of the Company's state net operating loss carryovers.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires cash for purchasing inventory, opening new stores, making leasehold improvements, and acquiring equipment. Working capital needs normally peak in the fall as the Company increases inventories to meet anticipated demand during the all-important Christmas selling season. The Company's long-term growth strategy will require increasing working capital to fund capital expenditures, receivables, and inventories for new stores while the Company makes annual payments through 1998 on its senior subordinated notes. Working capital needs will be financed through funds generated from operations and bank lines described below. Cash provided by operations in 1997 was $1,735,000; cash used in operations was $413,000 in 1996 and $802,000 in 1995.

     Capital expenditures totaled $3,222,000 in 1997, $2,351,000 (plus $1,755,000 related to the acquisition of The Melart Jewelers, Inc.) in 1996, and $2,823,000 in 1995. The Company opened new stores in 1997 in Gadsden AL, Spartanburg SC, Memphis TN, Richmond VA, Chesapeake VA, and two locations in Wichita KS. It closed stores in Atlanta GA, Greenbelt MD, and Kensington MD during the fiscal year.

     Since year-end, the Company has opened new stores in Dothan AL, Owings Mills MD, and St. Clairsville OH, and plans to open four to six more new stores in the current fiscal year. The Company has budgeted $3,800,000 for capital expenditures in the fiscal year ending February 28, 1998 for new store openings, major and minor remodels, and various other equipment. These capital expenditures will be financed through funds generated from operations and bank lines described below.

  Debt

     Borrowings under the Company's revolving credit facility averaged $35.0 million in 1997, $23.6 million in 1996, and $17.0 million in 1995. The maximum borrowings outstanding under the facility at any time during each year were $43.0 million in 1997, $33.7 million in 1996, and $22.0 million in 1995. At February 28, 1997, $38.1 million was outstanding under the facility, compared to $33.6 million and $19.0 million at February 29, 1996 and 1995, respectively.

     On December 21, 1995, the Company entered into a revolving credit facility with two commercial banks through July 31, 1998. The Company's revolving credit facility makes available $40 million during the entire period. The Company also obtained an additional $5,000,000 seasonal increase under this facility from August 1, 1996 through January 31, 1997 at the same rates and terms as the base revolver. The Company pays interest under the revolving credit facility at 30-day LIBOR plus 160-200 basis points or at the banks' prime rate plus 37 1/2 to 62 1/2 basis points, depending upon the Company's debt-to-worth ratio. As of May 1, 1997, the Company's rate was 30-day LIBOR plus 180 basis points. The Company is presently negotiating with its existing banks for an extension in its revolver through July 31, 1999 that would increase the revolving credit facility to $45,000,000 with 6-month seasonal increases of an additional $5,000,000. Management expects the facility to be in place by early June.

     In addition, the Company has $2.9 million in a senior subordinated note with an insurance company, with interest payable quarterly at 12.31% and quarterly principal payments of $588,000 through April 1998.

     In order to cap the interest expense related to the revolving credit facility, on February 2, 1996, the Company purchased an interest rate cap with a major commercial bank as the counterparty. The swap is for a term of two years ending February 2, 1998 at a notional amount of $30 million, approximating 80% of the expected outstanding average balance on the revolving credit facility. At the end of each month during the term of the cap, if the 30-day LIBOR rate exceeds 6.00%, the Company will receive a payment for the difference between the 30-
day LIBOR rate and 6.00% times the $30 million notional amount for the 30-day period. The Company paid $78,000 to purchase the cap and has no further obligations for any payments during the term. As of May 1, 1997, the Company has received no payments under the agreement.

     The Company also has subordinated notes totaling $879,000 with three related parties, with interest payable monthly at the prime rate quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note, which is collateralized by substantially all of the Company's assets.

  Disclosure Regarding Forward-looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected by the Company in forward-looking statements:

          (i) unexpected changes in the marketing and pricing strategies of competitors;

          (ii) adverse changes in the political environments of countries providing raw materials for the jewelry industry;

          (iii) lack of available locations on terms acceptable to the Company;

          (iv) significant changes in interest rates, and

          (v) loss of key executives.

  Impact of Inflation

     The Company generally follows the practice of passing on increases in the cost of its merchandise to its customers. Increases in labor and other costs must be recovered through operating efficiencies and improved gross profits.

     At this time, management knows of no other material events or uncertainties that would cause the financial information contained herein not to be indicative of the operating results or future financial condition of Reeds Jewelers, Inc.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For information required by this item, see Item 14.(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the information contained under the heading "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders (except for the information contained under the subheadings "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions," which is not incorporated herein by reference).

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information contained under the heading "Compensation of Executive Officers" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information contained under the heading "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders (except for the information contained under the subheadings "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions," which is not incorporated herein by reference).

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

     Herbert J. Zimmer and Jeffrey L. Zimmer are partners in the law firm of Zimmer and Zimmer, which serves as general counsel to the Company. During the fiscal year ended February 28, 1997, the Company paid Zimmer and Zimmer legal fees and reimbursement of costs advanced in the amount of $175,000; the Company paid $175,000 and $175,000 to Zimmer and Zimmer in 1996 and 1995, respectively.

     Between June 30, 1989 and February 6, 1990, the Company borrowed a total of $1,370,000 from three of its principal shareholders, of which $470,000 was repaid as of May 18, 1990 and $21,000 was repaid in June 1996. Interest is paid monthly on the amounts borrowed at the prime rate as quoted each month in The Wall Street Journal. The amounts remaining outstanding under the notes are $594,000 to Alan M. Zimmer, $185,000 to Arlene Z. Schreiber, and $100,000 to Ronna T. Zimmer (the wife of Herbert J. Zimmer). These amounts are evidenced by various subordinated notes and are due upon full payment of all senior obligations or with approval of all senior lenders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) AND (2)

     The following consolidated financial statements of Reeds Jewelers, Inc. and Subsidiaries are included on the following pages:

     Report of Independent Auditors.........................   F-2
     Consolidated Balance Sheets -- February 28, 1997 and
      February 29, 1996.....................................   F-3
     Consolidated Statements of Income -- Years Ended
      February 28, 1997, February 29, 1996 and February 28,
      1995..................................................   F-4
     Consolidated Statements of Shareholders'
      Equity -- Years Ended February 28, 1997, February 29,
      1996 and February 28, 1995............................   F-5
     Consolidated Statements of Cash Flows -- Years Ended
      February 28, 1997, February 29, 1996 and February 28,
      1995..................................................   F-6
     Notes to Consolidated Financial Statements -- February
      28, 1997..............................................   F-7

     The following consolidated financial statement schedule of Reeds Jewelers, Inc. and Subsidiaries are included in Item 14(d):

     Schedule II -- Valuation and Qualifying Accounts.......  F-17

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

10(g) Lease Agreement with Zimmer Brothers, a Partnership, dated January 22, 1991 (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1991, file 0-15247)
10(h) Master Equipment Lease Agreement dated October 15, 1990 with XL/DATACOMP, INC. (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1991, file number 0-15247)
10(i) Reeds Jewelers 401(k) Profit Sharing Plan and Trust Summary (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1993, file number 0-15247)
10(j) 1992 Director Stock Option Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1993, file number 0-15247)
10(k) Amendment dated March 23, 1987 to 1986 Employee Incentive Stock Option Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1987, file number 0-15247)
10(l) Form of non-qualified supplemental executive retirement plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1994, file number 0-15247)
10(m) 1994 Stock Option Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1995, file number 0-15247)
10(n) Stock Purchase Agreement between Reeds Jewelers, Inc. and the Shareholders of The Melart Jewelers, Inc. dated September 29, 1995 (incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended August 31, 1995, file number 0-15247)
21      List of Subsidiaries of the Registrant
23      Consent of Ernst & Young LLP
27      Financial Data Schedule (for SEC use only)

(B) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of May, 1997.

                                          REEDS JEWELERS, INC.
                                            (Registrant)

                                          By        /s/ JAMES R. ROUSE
                                            ------------------------------------
                                                      (James R. Rouse)
                                               Treasurer and Chief Financial
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of May, 1997.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                 /s/ ALAN M. ZIMMER                      President and Chief Executive Officer and
-----------------------------------------------------      Director
                  (Alan M. Zimmer)

                /s/ WILLIAM R. ZIMMER                    Chairman of the Board of Directors
-----------------------------------------------------
                 (William R. Zimmer)

                 /s/ JAMES R. ROUSE                      Treasurer and Chief Financial Officer and
-----------------------------------------------------      Director
                  (James R. Rouse)

                /s/ ALLAN E. METZNER                     Vice President and Corporate Controller
-----------------------------------------------------      (Principal Accounting Officer)
                 (Allan E. Metzner)

                /s/ ROBERTA G. ZIMMER                    Secretary and Director
-----------------------------------------------------
                 (Roberta G. Zimmer)

               /s/ ARLENE Z. SCHREIBER                   Director
-----------------------------------------------------
                (Arlene Z. Schreiber)

               /s/ RICHARD F. SHERMAN                    Director
-----------------------------------------------------
                (Richard F. Sherman)

              /s/ GARLAND WADDY GARRETT                  Director
-----------------------------------------------------
               (Garland Waddy Garrett)

                /s/ HERBERT J. ZIMMER                    Director
-----------------------------------------------------
                 (Herbert J. Zimmer)

                /s/ JEFFREY L. ZIMMER                    Director
-----------------------------------------------------
                 (Jeffrey L. Zimmer)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Reeds Jewelers, Inc. and Subsidiaries
Wilmington, North Carolina

     We have audited the accompanying consolidated balance sheets of Reeds Jewelers, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reeds Jewelers, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Raleigh, North Carolina
April 2, 1997

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 29,    FEBRUARY 28,
                                                                  1997            1996
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $   696,000     $   186,000
  Accounts receivable:
     Customers, less allowance of $3,079,000 in 1997 and
      $2,934,000 in 1996 ...................................   37,970,000      36,697,000
     Other..................................................      696,000         705,000
  Merchandise inventories...................................   36,089,000      30,411,000
  Deferred income taxes.....................................    2,118,000       1,923,000
  Other.....................................................      490,000         392,000
                                                              -----------     -----------
          Total current assets..............................   78,059,000      70,314,000
Property, plant, and equipment:
  Land and building.........................................       83,000          71,000
  Furniture and equipment...................................   16,628,000      13,934,000
  Leasehold improvements....................................   10,895,000      11,128,000
                                                              -----------     -----------
                                                               27,606,000      25,133,000
  Less accumulated depreciation and amortization............   16,302,000      14,955,000
                                                              -----------     -----------
                                                               11,304,000      10,178,000
Other assets:
  Goodwill, net of accumulated amortization of $1,208,000 in
     1997 and $762,000 in 1996..............................    7,187,000       7,633,000
  Deferred income taxes, net of valuation allowance of
     $220,000 in 1997 and $202,000 in 1996..................      300,000         277,000
  Miscellaneous.............................................      669,000         484,000
                                                              -----------     -----------
                                                                8,156,000       8,394,000
                                                              -----------     -----------
          Total assets......................................  $97,519,000     $88,886,000
                                                              ===========     ===========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $11,490,000     $ 9,572,000
  Accrued compensation......................................    2,539,000       2,158,000
  Accrued expenses..........................................    1,901,000       2,337,000
  Deferred revenue..........................................    1,434,000       1,307,000
  Income taxes (Note 6).....................................    1,746,000         999,000
  Current portion of long-term debt and subordinated notes
     payable (Note 2).......................................    2,404,000       1,891,000
                                                              -----------     -----------
          Total current liabilities.........................   21,514,000      18,264,000
Revolving credit note (Note 2)..............................   38,111,000      33,691,000
Long-term debt and subordinated notes payable, less current
  portion (Note 2)..........................................      661,000       3,428,000
Subordinated notes payable to shareholders (Note 2).........      879,000         900,000
Deferred income taxes.......................................    1,948,000       2,250,000
Deferred revenue............................................    1,102,000       1,030,000
Other long-term liabilities.................................      109,000         180,000
                                                              -----------     -----------
                                                               64,324,000      59,743,000
Commitments and contingencies (Notes 3 and 11)
Shareholders' equity (Notes 7 and 8):
  Common stock, par value $.10 per share, authorized
     10,000,000 shares, 4,224,900 shares issued and
     outstanding in 1997, 4,216,400 shares issued and
     outstanding in 1996....................................      422,000         422,000
  Additional paid-in capital................................   10,925,000      10,898,000
  Retained earnings.........................................   21,848,000      17,823,000
                                                              -----------     -----------
          Total shareholders' equity........................   33,195,000      29,143,000
                                                              -----------     -----------
          Total liabilities and shareholders' equity........  $97,519,000     $88,886,000
                                                              ===========     ===========

                            See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  FISCAL YEAR ENDED
                                                     --------------------------------------------
                                                     FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,
                                                         1997            1996            1995
                                                     ------------    ------------    ------------
Revenues:
  Net sales........................................  $ 98,952,000    $89,801,000     $77,496,000
  Other (principally finance charges)..............    10,688,000      9,331,000       8,606,000
                                                     ------------    -----------     -----------
                                                      109,640,000     99,132,000      86,102,000
Costs and expenses:
  Cost of sales (including occupancy)..............    59,829,000     53,606,000      44,758,000
  Selling, general, and administrative.............    36,838,000     33,716,000      29,081,000
  Interest.........................................     3,428,000      3,263,000       3,040,000
  Bad debt.........................................     3,538,000      3,419,000       3,000,000
                                                     ------------    -----------     -----------
                                                      103,633,000     94,004,000      79,879,000
                                                     ------------    -----------     -----------
Income before income taxes and extraordinary
  item.............................................     6,007,000      5,128,000       6,223,000
Income taxes (Note 6)..............................     1,982,000      1,689,000       2,110,000
                                                     ------------    -----------     -----------
Net income before extraordinary item...............     4,025,000      3,439,000       4,113,000
                                                     ------------    -----------     -----------
Extraordinary item -- loss on early extinguishment
  of debt, net of income tax benefit of $151,000...                     (227,000)             --
                                                     ------------    -----------     -----------
Net income.........................................  $  4,025,000    $ 3,212,000     $ 4,113,000
                                                     ============    ===========     ===========
Net income per common share:
  Income before extraordinary item.................  $        .95    $       .82     $       .98
  Extraordinary item -- loss on early
     extinguishment of debt........................                         (.06)            .00
                                                     ============    ===========     ===========
Net income.........................................  $        .95    $       .76     $       .98
                                                     ============    ===========     ===========
Weighted average shares outstanding................     4,221,080      4,207,703       4,198,700
                                                     ============    ===========     ===========

                             See accompanying notes

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        ADDITIONAL
                                              COMMON      PAID-IN      RETAINED
                                              STOCK       CAPITAL      EARNINGS        TOTAL
                                             --------   -----------   -----------   -----------
Balance at February 28,1994................  $346,000   $ 3,447,000   $17,873,000   $21,666,000
  Exercise of stock options for common
     stock.................................     1,000        47,000            --        48,000
  10% stock dividend (Note 7)..............    35,000     3,912,000    (3,947,000)           --
  Net income for 1995......................        --            --     4,113,000     4,113,000
                                             --------   -----------   -----------   -----------
Balance at February 28, 1995...............   382,000     7,406,000    18,039,000    25,827,000
  Exercise of stock options for common
     stock.................................     2,000       102,000            --       104,000
  10% stock dividend (Note 7)..............    38,000     3,390,000    (3,428,000)           --
  Net income for 1996......................        --            --     3,212,000     3,212,000
                                             --------   -----------   -----------   -----------
Balance at February 29, 1996...............   422,000    10,898,000    17,823,000    29,143,000
  EXERCISE OF STOCK OPTIONS FOR COMMON
     STOCK.................................        --        27,000            --        27,000
  NET INCOME FOR 1997......................        --            --     4,025,000     4,025,000
                                             --------   -----------   -----------   -----------
BALANCE AT FEBRUARY 28, 1997...............  $422,000   $10,925,000   $21,848,000   $33,195,000
                                             ========   ===========   ===========   ===========

                            See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FISCAL YEAR ENDED
                                                      --------------------------------------------
                                                      FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,
                                                          1997            1996            1995
                                                      ------------    ------------    ------------
OPERATING ACTIVITIES
Net income..........................................  $  4,025,000    $ 3,212,000     $ 4,113,000
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation...................................     2,363,000      2,064,000       1,657,000
     Amortization...................................       446,000        226,000          67,000
     Provision for deferred income taxes............      (520,000)      (106,000)        (57,000)
     (Gain) loss on sale of property and
       equipment....................................       (92,000)       116,000         166,000
     Changes in operating assets and liabilities:
       Accounts receivable..........................    (1,264,000)     3,080,000      (4,590,000)
       Merchandise inventories......................    (5,678,000)    (1,456,000)     (4,208,000)
       Other current and miscellaneous assets.......      (283,000)        74,000          43,000
       Accounts payable.............................     1,918,000     (1,526,000)        198,000
       Accrued expenses.............................       (55,000)    (5,829,000)      1,370,000
       Deferred revenue.............................       199,000        357,000         257,000
       Income taxes.................................       747,000       (705,000)        164,000
       Other long-term liabilities..................       (71,000)        80,000              --
                                                      ------------    -----------     -----------
          Net cash provided by (used in) operating
            activities..............................     1,735,000       (413,000)       (820,000)
INVESTING ACTIVITIES
Purchases of property and equipment.................    (3,222,000)    (2,351,000)     (2,823,000)
Acquisition of The Melart Jewelers, Inc. ...........            --     (1,755,000)             --
                                                      ------------    -----------     -----------
          Net cash used in investing activities.....    (3,222,000)    (4,106,000)     (2,823,000)
FINANCING ACTIVITIES
Proceeds from exercise of stock options.............         6,000        104,000          48,000
Net proceeds from revolving credit note.............     4,420,000     14,691,000       6,788,000
Principal payments on debt..........................    (2,429,000)   (10,224,000)     (3,313,000)
                                                      ------------    -----------     -----------
          Net cash provided by financing
            activities..............................     1,997,000      4,571,000       3,523,000
Net increase (decrease) in cash and cash
  equivalents.......................................       510,000         52,000        (120,000)
Cash and cash equivalents at beginning of year......       186,000        134,000         254,000
                                                      ------------    -----------     -----------
Cash and cash equivalents at end of year............  $    696,000    $   186,000     $   134,000
                                                      ============    ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest..........................................  $  3,479,000    $ 3,407,000     $ 3,107,000
                                                      ============    ===========     ===========
  Income taxes......................................  $  1,755,000    $ 2,291,000     $ 2,003,000
                                                      ============    ===========     ===========

                             See accompanying notes

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

  Extraordinary Loss

     The extraordinary loss of $227,000 for the year ending February 29, 1996, net of income tax benefit of $151,000, represents the write-off of loan origination fees and prepayment penalties paid on the early extinguishment of debt.

  Merchandise Inventories

     Merchandise inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method.

  Accounts Receivable

     Accounts receivable include installment amounts maturing more than one year from the balance sheet dates, in accordance with trade practice. Interest rates on these balances vary by state. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the outstanding accounts receivable balance less the value received for any merchandise repossessed due to uncollectible accounts. As of February 28, 1997, the Company had no significant concentrations of credit risk with individual customers.

  Interest Rate Risk Management

     The Company enters into various interest rate swaps and caps in managing its interest rate risk. Payments to or from counterparties are recorded as adjustments to interest expense.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided using the straight-line method over the useful life of the improvement or the remaining lease term, whichever is shorter. The estimated useful lives are as follows:

Building....................................................    40 years
Furniture and equipment.....................................  5-10 years
Leasehold improvements......................................  5-10 years

  Goodwill

     Goodwill represents the excess cost over the fair value of net assets acquired, recorded at cost and is being amortized on a straight-line basis over 15-40 years. The Company's policy for the valuation of goodwill is to calculate the undiscounted projected future cash flows of the entity acquired expected to be generated over the remaining life of the goodwill. This amount is compared to the carrying value of the goodwill to determine if the

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

1. ACCOUNTING POLICIES -- CONTINUED
asset is impaired. If this review indicates that goodwill will not be recoverable, the Company will reduce goodwill by the estimated shortfall of cash flows.

  Earnings Per Common Share

     Earnings per common share are based on the weighted average number of shares of common stock outstanding during each year. In accordance with APB No. 15 "Earnings Per Share", the weighted average number of shares of common stock outstanding for all periods presented has been adjusted to reflect the increase in the number of shares outstanding as result of the stock dividends described in Note 7. Earnings per common share do not give effect to the stock options described in Note 8 because they do not have a material dilutive effect.

  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Deferred Revenue

     For the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," revenue from these contracts was deferred and recognized in income on a straight-line basis over the contract period. This deferred revenue has been separated into its current and long-term portions on the balance sheet. Commission costs that are directly related to the acquisition of these contracts are deferred and charged to expense in proportion to the revenue recognized. All other costs, such as costs of services performed under the contracts, general and administrative expenses, and advertising expenses, are charged to expense as incurred.

  Advertising Costs

     Statement of Position 93-7 "Reporting on Advertising Costs" was implemented by the Company during the year ended February 29, 1996. The adoption of this statement did not have a material impact on the financial statements. The Company expenses advertising costs as incurred. Total advertising expense was approximately $4,903,000, $4,621,000, and $3,659,000 for 1997, 1996 and 1995,
respectively.

  Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Stock Based Compensation

     Prior to March 1,1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Pursuant to APB 25, compensation expense is recorded only to the extent that the current market price of the underlying stock exceeded the exercise price on the date of grant. On March 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant when issued at market value, or (ii) continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

1. ACCOUNTING POLICIES -- CONTINUED
Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (see Note 8).

  Reclassifications

     Certain amounts in the February 29, 1996 financial statements have been reclassified to conform to the February 28, 1997 presentation. These reclassifications had no effect on net income or shareholders' equity as previously reported.

2. LONG-TERM DEBT AND NOTES PAYABLE

     Long-term debt at February 28, 1997 and February 29, 1996 consisted of the following:

                                                                 1997          1996
                                                              ----------    ----------
Senior subordinated note, unsecured, payable in quarterly
  principal installments of $588,000 from April 1997 through
  April 1998; interest payable quarterly at 12.31%..........  $2,939,000    $5,029,000
Other.......................................................     126,000       290,000
                                                              ----------    ----------
                                                               3,065,000     5,319,000
Less current portion........................................   2,404,000     1,891,000
                                                              ----------    ----------
                                                              $  661,000    $3,428,000
                                                              ==========    ==========

     The aggregate maturities of long-term debt are as follows:

YEAR ENDING FEBRUARY 28,
------------------------
     1998...................................................  $2,404,000
     1999...................................................     650,000
     2000...................................................      11,000
                                                              ----------
                                                              $3,065,000
                                                              ==========

     The Company also has subordinated notes payable to shareholders totaling $879,000 at February 28, 1997 and $900,000 at February 29, 1996 with interest at prime (8.25% at February 28, 1997). These notes are unsecured and subordinate to the revolving credit note and the senior subordinated note payable and are due upon full payment of all senior obligations or with approval of all senior lenders, and are therefore classified as long-term liabilities.

     On December 21, 1995, the Company entered into a revolving secured credit agreement (the "revolver") whereby the Company can borrow up to $40,000,000 based on specified percentages of eligible inventory and accounts receivable with interest payable monthly, at an interest rate ranging from the 30-day LIBOR rate (5.4375% at February 28, 1997) plus 1.6% to 2.0% or prime plus .38% to
 .63%, based on the Company's debt-to-worth ratio. The revolver expires on July 31, 1998; therefore, the revolver is classified as a long-term liability. The Company had $38,111,000 outstanding on this revolver at February 28, 1997.

     To limit increases in interest expense due to changes in 30-day LIBOR, the Company paid $78,000 on February 2, 1996 to purchase a two-year, $30,000,000 interest rate protection agreement. The interest rate protection agreement limits the Company's exposure to 30-day LIBOR of 6.0% (7.6% to 8.0% with the 1.6% to 2.0% spread). The initial premium paid to acquire the interest rate protection agreement is being amortized as an increase to interest expense over the two-year term of the agreement. No payments have been received from the counterparty as of February 28, 1997.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

2. LONG-TERM DEBT AND NOTES PAYABLE -- CONTINUED
     The revolving credit agreement is collateralized by substantially all of the Company's assets. The various loan agreements contain financial covenants including those that limit dividend payments and additional borrowings and prohibit new store openings if an event of default exists.

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

     The corporate offices and related facilities are leased from certain shareholders under operating lease agreements. The leases expire at various times through 2006. Aggregate monthly payments for these leases total approximately $23,000. Annual rent of approximately $255,000 was paid to shareholders during each of the years ended February 28, 1997, February 29, 1996 and February 28, 1995.

     Total rent expense was $9,858,000, $8,038,000 and $6,586,000 including percentage rent of $769,000, $830,000 and $677,000 for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively. Future minimum lease payments are as follows:

1998........................................................  $ 7,363,000
1999........................................................    6,699,000
2000........................................................    6,106,000
2001........................................................    5,328,000
2002........................................................    3,496,000
Thereafter..................................................   12,302,000
                                                              -----------
                                                              $41,294,000
                                                              ===========

4. PROFIT SHARING AND 401(K) SAVINGS PLAN

     The Company has a contributory profit sharing and 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. Contributions are made on a discretionary basis as authorized by the Board of Directors. The Company's contributions to the profit sharing and 401(k) savings plan totaled $236,000, $176,000 and $240,000 for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

5. RELATED PARTY LEGAL FEES

     The Company incurred legal fees with a firm whose principals are shareholders and members of the Board of Directors of the Company of approximately $175,000 for each of the years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

6. INCOME TAXES

     The provision for income taxes for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 consists of the following:

                                                    1997          1996          1995
                                                 ----------    ----------    ----------
Currently payable:
  Federal......................................  $2,120,000    $1,278,000    $1,795,000
  State........................................     382,000       366,000       372,000
                                                 ----------    ----------    ----------
                                                  2,502,000     1,644,000     2,167,000
Deferred:
  Federal......................................    (453,000)      (85,000)      (43,000)
  State........................................     (67,000)      (21,000)      (14,000)
                                                 ----------    ----------    ----------
                                                   (520,000)     (106,000)      (57,000)
                                                 ----------    ----------    ----------
                                                 $1,982,000    $1,538,000    $2,110,000
                                                 ==========    ==========    ==========

     A reconciliation of the provision for income taxes to income tax expense, computed by applying the statutory federal income tax rate to pre-tax earnings at February 28, 1997, February 29, 1996 and February 28, 1995, is as follows:

                                                    1997          1996          1995
                                                 ----------    ----------    ----------
Income tax expense at statutory federal rate...  $2,043,000    $1,627,000    $2,116,000
Increase (decrease) resulting from:
  Tax attributable to captive insurance company
     income not taxed for federal purposes.....    (222,000)     (170,000)     (378,000)
  State income taxes, net of federal income tax
     benefit...................................     252,000       237,000       227,000
Other..........................................     (91,000)     (156,000)      145,000
                                                 ----------    ----------    ----------
                                                 $1,982,000    $1,538,000    $2,110,000
                                                 ==========    ==========    ==========

     The tax effects of temporary differences at February 28, 1997 and February 29, 1996 that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                               1997            1996
                                                            ----------      ----------
Deferred tax liabilities:
  Tax over book depreciation..............................  $1,948,000      $2,250,000
                                                            ----------      ----------
Total deferred tax liabilities............................   1,948,000       2,250,000
Deferred tax assets:
  Deferred revenue........................................     912,000         844,000
  Net operating loss carryforwards........................      51,000          53,000
  Accrued expenses........................................     410,000         311,000
  Reserves................................................   1,265,000       1,194,000
                                                            ----------      ----------
Total deferred tax assets.................................   2,638,000       2,402,000
Valuation allowance for deferred tax assets...............    (220,000)       (202,000)
                                                            ----------      ----------
Net deferred tax asset....................................   2,418,000       2,200,000
                                                            ----------      ----------
Net deferred tax (assets) liabilities.....................  $ (470,000)     $   50,000
                                                            ==========      ==========

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

6. INCOME TAXES -- CONTINUED
     The Company's deferred income tax expense results from the following:

                                                                 FISCAL YEAR ENDED
                                                     ------------------------------------------
                                                     FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,
                                                         1997           1996           1995
                                                     ------------   ------------   ------------
Excess of tax over financial reporting:
  Depreciation.....................................   $ (302,000)    $   44,000     $  251,000
  Deferred revenue.................................      (68,000)      (125,000)       (92,000)
  Vacation accrual.................................      (24,000)       (15,000)       (13,000)
  Reserves.........................................      (71,000)       (16,000)      (158,000)
  Other items, net.................................      (55,000)         6,000        (45,000)
                                                      ----------     ----------     ----------
                                                      $ (520,000)    $ (106,000)    $  (57,000)
                                                      ==========     ==========     ==========

     At February 28, 1997, certain companies of the consolidated group have state net operating loss carryovers, expiring through 2006, of $1,555,000 for tax return purposes.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances for certain state net operating losses and deferred state tax assets which management believes it is more likely than not that the Company will not realize any benefit.

7. STOCK DIVIDEND

     On May 8, 1995, the Company declared a ten percent stock dividend to shareholders of record as of May 11, 1995. On June 1, 1995, the Company issued 381,894 shares of common stock in connection with this dividend. Additionally, the Company declared a ten percent stock dividend on July 13, 1994 to shareholders of record as of August 1, 1994. On August 15, 1994 the Company issued 347,167 shares of common stock in conjunction with this dividend. Accordingly, amounts equal to the fair market value (based on quoted market prices, as adjusted) of the additional shares issued have been charged to retained earnings and credited to common stock and additional paid-in capital.

     Earnings per common share, weighted average shares outstanding, and all stock option activity have been restated to reflect the ten percent stock dividends.

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

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

8. STOCK OPTION PLAN -- CONTINUED
Vesting terms for options granted under the 1994 Plan are determined at the discretion of the Compensation Committee. During fiscal 1996, the Company granted options for 10,000 shares of common stock with vesting terms of 20% per year and options for 12,830 shares of common stock, which vested immediately.

     Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to February 28, 1995 under the fair value method. Because SFAS 123 is applicable only to options granted subsequent to February 28, 1995, its pro forma effect will not be fully reflected until 1998. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rates of 6.93% and 6.20%; expected volatilities of .472 and
 .524; dividend yield of 0% and a weighted-average expected life of the options of 6.5 and 9 years.

     Options valuation models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards in 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below:

                                                                       YEAR ENDED
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                  1997            1996
                                                              ------------    ------------
Net income -- as reported...................................     $4,025          $3,212
Net income -- pro forma.....................................      3,991           3,163
Net income per share -- as reported.........................        .95             .76
Net income per share -- pro forma...........................        .94             .75

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

8. STOCK OPTION PLAN -- CONTINUED
     Stock option activity, as restated for the stock dividend described in Note 7, under each of these plans for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 were as follows:

                                          1986 AND 1992 PLANS                1994 PLAN
                                       --------------------------   ----------------------------
                                        NUMBER         OPTION        NUMBER          OPTION
                                       OF SHARES       PRICE        OF SHARES        PRICE
                                       ---------   --------------   ---------   ----------------
Options outstanding at
  February 28, 1994..................    60,379    $2.68 to $5.99          -           -
     Granted.........................         -          -           164,681    $10.02 to $11.03
     Exercised.......................   (11,737)   $2.68 to $5.99          -           -
     Canceled........................      (484)       $5.16               -           -
                                        -------    --------------    -------    ----------------
Options outstanding at
  February 28, 1995..................    48,158    $2.68 to $5.99    164,681    $10.02 to $11.03
     Granted.........................         -          -            22,830         $9.50
     Exercised.......................    (9,075)   $2.68 to $5.99     (6,050)   $10.02 to $11.03
     Canceled........................      (242)   $2.68 to $5.99    (24,784)   $10.02 to $11.03
                                        -------    --------------    -------    ----------------
Options outstanding at
  February 29, 1996..................    38,841    $2.68 to $5.99    156,677    $ 9.00 to $11.03
     Granted.........................         -          -            10,000    $ 8.00 -- $ 8.80
     Exercised.......................    (8,470)   $2.68 -- $3.41          -           -
     Canceled........................         -          -            (7,472)   $ 9.50 -- $10.02
                                        -------    --------------    -------    ----------------
Options outstanding at
  February 28, 1997..................    30,371    $3.10 -- $5.99    159,205    $ 8.00 -- $11.03
                                        =======    ==============    =======    ================
Options exercisable at
  February 28, 1997..................    30,371    $3.10 -- $5.99     69,975    $ 8.00 -- $11.03
                                        =======    ==============    =======    ================
Options available for grant at
  February 28, 1997..................         -                       76,745
                                        =======                      =======

     The weighted-average remaining contractual life of options outstanding as of February 28, 1997 is 6.5 years.

     The weighted-average grant date fair value of options and the weighted-average grant date exercise price for options with stock prices equal to the exercise price at the date of grant is $6.44 and $9.44, respectively, at February 28, 1997 and February 29, 1996.

     The weighted-average grant date fair value of options and the weighted-average grant date exercise price for options with stock prices less than the exercise price at the date of grant is $4.17 and $8.24, respectively, at February 28, 1997. There were no options with stock prices less than the exercise price as of February 29, 1996.

     At February 28, 1997, the Company has reserved 266,321 shares of common stock for future issuance related to the stock option plans.

9. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

9. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED of the amounts that the Company should realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The carrying amounts and estimated fair value of the Company's financial instruments at February 28, 1997, were as follows:

                                                              CARRYING        FAIR
                                                               AMOUNT         VALUE
                                                             -----------   -----------
Cash and cash equivalents..................................  $   696,000   $   696,000
Accounts receivable........................................   37,970,000    37,970,000
Notes payable to banks.....................................    3,065,000     3,039,000
Subordinated notes payable to shareholders.................      879,000       879,000
Revolving credit note payable..............................   38,111,000    38,111,000
Interest rate cap..........................................       36,000        34,000

     The fair values for the Company's fixed rate notes payable were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at February 28, 1997, for similar types of borrowing arrangements. The carrying amounts of the Company's variable rate borrowings approximate fair value.

     The fair values of the Company's interest rate cap agreement represent the estimated amount the Company would receive or pay to terminate or replace the financial instrument at current market rates.

     Disclosures about the fair value of financial instruments are based on relevant information available to the Company at February 28, 1997. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented.

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

     The following unaudited pro forma summary of consolidated results of operations has been prepared as if the above acquisition had taken place at the beginning of the years presented. The results of operations of the acquisition for the year ended February 28, 1997 are included in the Company's accompanying income statement for the full year.

                                                                 YEAR ENDED          YEAR ENDED
                                                              FEBRUARY 28, 1996   FEBRUARY 29, 1995
                                                              -----------------   -----------------
Net revenues................................................    $107,628,000        $105,078,000
Net income before extraordinary item........................       2,423,000           4,021,000
Extraordinary item..........................................         227,000                  --
Net income..................................................    $  2,196,000        $  4,021,000

     These pro forma results do not purport to be indicative of the results that would have actually been obtained if the respective business had been acquired as of March 1, 1995 or of results that may occur in the future.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES

     A subsidiary of the Company purchases non-file UCC insurance from an unaffiliated insurance carrier for accounts originated in certain states and charges its customers in those states a non-file UCC insurance fee equal to the subsidiary's premium cost for that insurance. Non-file insurance reimburses the subsidiary for losses on accounts that result from its decision not to file a UCC financing statement for the collateral securing the account. Several plaintiffs have brought a civil action against numerous finance companies, jewelry retailers, furniture and appliance retailers, and insurance companies specifically including the Company whereby the plaintiffs have challenged certain aspects of the Company's non-file insurance practices. If the non-file insurance practices of the Company were determined to be invalid under applicable federal law or the laws of certain states, the Company could be required to refund non-file insurance fees, pay other damages to its former and current customers in those states and pay fines, penalties, and attorney's fees. A specific amount claimed is not set forth and is not determinable at this time. There exists a possibility that the final resolution of this issue could result in the Company recording an additional obligation that would be significant to the Company's financial position and results of operations. In the opinion of management, the claim is without merit and the Company is contesting this suit vigorously.

     At February 28, 1997, the Company has a firm purchase commitment with a vendor to purchase $500,000 of inventory during the period from March 1, 1997 to February 28, 1998.

                                                                     SCHEDULE II

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
     YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                                                        COLUMN C
                                  COLUMN B             ADDITIONS              COLUMN D        COLUMN E
                                ------------    ------------------------    -------------    ----------
           COLUMN A              BALANCE AT     CHARGED TO    CHARGED TO                     BALANCE AT
           --------             BEGINNING OF    COSTS AND       OTHER                          END OF
         DESCRIPTION               PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS(1)      PERIOD
         -----------            ------------    ----------    ----------    -------------    ----------
Year ended February 28, 1997:
  Allowance for doubtful
     accounts.................   $2,934,000     $3,538,000     $     --      $3,393,000      $3,079,000
  Valuation allowance for
     deferred tax assets......      202,000             --       18,000(3)           --         220,000
                                 ----------     ----------     --------      ----------      ----------
                                 $3,136,000     $3,538,000     $ 18,000      $3,393,000      $3,299,000
                                 ==========     ==========     ========      ==========      ==========
Year ended February 29, 1996:
  Allowance for doubtful
     accounts.................   $2,869,000     $3,419,000     $     --      $3,354,000      $2,934,000
  Valuation allowance for
     deferred tax assets......      200,000              -        2,000(2)           --         202,000
                                 ----------     ----------     --------      ----------      ----------
                                 $3,069,000     $3,419,000     $  2,000      $3,354,000      $3,136,000
                                 ==========     ==========     ========      ==========      ==========
Year ended February 28, 1995:
  Allowance for doubtful
     accounts.................   $2,510,000     $3,000,000     $     --      $2,641,000      $2,869,000
  Valuation allowance for
     deferred tax assets......      200,000             --           --              --         200,000
                                 ----------     ----------     --------      ----------      ----------
                                 $2,710,000     $3,000,000     $     --      $2,641,000      $3,069,000
                                 ==========     ==========     ========      ==========      ==========

---------------

(1) Uncollectible accounts written off
(2) State net operating losses
(3) State deferred tax assets unlikely to be realized