Form 10-Q
period 1997-05-31
REEDS JEWELERS INC
filed 1997-07-14
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 1997
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of June 30, 1997 was 4,224,876.

                                     Part I

Item 1.  FINANCIAL STATEMENTS

         The consolidated financial statements included herein have been prepared by Reeds Jewelers, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended February 28, 1997.

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           February 28,          May 31,              May 31,
                                                               1997                1997                1996
                                                               ----                ----                ----
ASSETS
Cash and cash equivalents                                  $   696,000         $    42,000         $   151,000
Accounts receivable:
   Customers, less allowance for doubtful accounts
   of $3,079,000, $2,982,000, and $2,839,000                37,970,000          35,996,000          35,389,000
   Other                                                       696,000             744,000             814,000
Merchandise inventories                                     36,089,000          40,269,000          35,478,000
Deferred income taxes                                        2,118,000           2,089,000           1,926,000
Other                                                          490,000             843,000             443,000
                                                           -----------         -----------         -----------
     Total current assets                                   78,059,000          79,983,000          74,201,000

Property and equipment                                      27,606,000          28,306,000          25,495,000
Less: accumulated depreciation and amortization             16,302,000          16,377,000          15,409,000
                                                           -----------         -----------         -----------
     Net property and equipment                             11,304,000          11,929,000          10,086,000

Goodwill, net of accumulated amortization of
   $1,208,000, $1,320,000, $873,000                          7,187,000           7,076,000           7,522,000
Other                                                          969,000             924,000             784,000
                                                           -----------         -----------         -----------
     Total other assets                                      8,156,000           8,000,000           8,306,000
                                                           -----------         -----------         -----------

   TOTAL ASSETS                                            $97,519,000         $99,912,000         $92,593,000
                                                           ===========         ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                           $11,490,000         $15,687,000         $10,140,000
Accrued expenses                                             4,549,000           4,476,000           4,123,000
Deferred revenue                                             1,434,000           1,438,000           1,332,000
Income taxes                                                 1,746,000                   0                   0
Current portion of long-term debt                            2,404,000           2,410,000           1,829,000
                                                           -----------         -----------         -----------
     Total current liabilities                              21,623,000          24,011,000          17,424,000

Revolving credit note                                       38,111,000          39,080,000          38,469,000
Long-term debt and subordinated notes payable                  661,000             241,000           3,132,000
Subordinated notes payable to shareholders                     879,000             879,000             900,000
Deferred income taxes                                        1,948,000           1,920,000           2,258,000
Deferred revenue                                             1,102,000           1,075,000           1,033,000
                                                           -----------         -----------         -----------
     Total long-term liabilities                            42,701,000          43,195,000          45,792,000

Common stock, par value $0.10 per share;
   10,000,000 shares authorized; 4,224,876
   shares issued and outstanding at February
   28, 1997 and, May 31, 1997; 4,216,406 shares
   issued and outstanding at May 31, 1996                      422,000             422,000             422,000
Additional paid-in capital                                  10,925,000          10,925,000          10,898,000
Retained earnings                                           21,848,000          21,359,000          18,057,000
                                                           -----------         -----------         -----------
     Total shareholders' equity                             33,195,000          32,706,000          29,377,000
                                                           -----------         -----------         -----------

     TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                             $97,519,000         $99,912,000         $92,593,000
                                                           ===========         ===========         ===========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                  Three months ended May 31,
                                                    1997                 1996
                                                    ----                 ----

Revenues:
   Net sales                                    $ 20,276,000          $20,701,000
   Other (principally finance charges)             2,842,000            2,453,000
                                                ------------          -----------

        Total revenues                            23,118,000           23,154,000

Costs and expenses:
   Cost of sales (including
      occupancy costs)                            12,962,000           12,490,000
   Selling, general, and administrative            9,231,000            8,764,000
   Bad debt                                          819,000              680,000
   Interest                                          836,000              868,000
                                                ------------          -----------

        Total costs and expenses                  23,848,000           22,802,000
                                                ------------          -----------

Earnings before income taxes                        (730,000)             352,000

Income taxes                                        (241,000)             116,000
                                                ------------          -----------

Net earnings                                    $   (489,000)         $   236,000
                                                ============          ===========

Earnings per share                              $      (0.12)         $      0.06
                                                ============          ===========

Weighted average shares outstanding                4,224,876            4,216,406
                                                ============          ===========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three months ended May 31,
                                                                         1997                 1996
                                                                         ----                 ----

Cash flows from operating activities:
   Net earnings                                                     $  (489,000)         $   236,000
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                  748,000              666,000
         Provision for loss on accounts receivable                      819,000              680,000
         Loss / (gain) on sale of property and equipment                 14,000                1,000
         Changes in assets and liabilities:
            Accounts receivable                                       1,107,000              610,000
            Merchandise inventories                                  (4,180,000)          (5,067,000)
            Other assets                                                (32,000)             (80,000)
            Trade payables                                            4,168,000              602,000
            Accrued expenses                                             36,000             (780,000)
            Deferred revenue                                             33,000               22,000
            Income taxes                                             (1,959,000)            (690,000)
                                                                    -----------          -----------

        Net cash provided by (used in) operating activities             265,000           (3,800,000)

Cash flows from investing activities:
     Purchases of property and equipment                             (1,276,000)            (504,000)
     Proceeds from sale of property and equipment                         4,000               10,000
                                                                    -----------          -----------

        Net cash used in investing activities                        (1,272,000)            (494,000)

Cash flows from financing activities:
     Net proceeds from revolving credit note                            969,000            4,779,000
     Principal payments on debt                                        (616,000)            (520,000)
                                                                    -----------          -----------

        Net cash provided by financing activities                       353,000            4,259,000
                                                                    -----------          -----------

Net decrease in cash                                                   (654,000)             (35,000)
Cash, beginning of period                                               696,000              186,000
                                                                    -----------          -----------

Cash, end of period                                                 $    42,000          $   151,000
                                                                    ===========          ===========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                    $   848,000          $   883,000
        Income taxes                                                  1,796,000            1,207,000

REEDS JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   MANAGEMENT'S OPINION

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended February 28, 1997.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales of $20,276,000 for the three months ended May 31, 1997 were 2% lower than the same quarter a year earlier; comparable store sales fell 6%. The average sales transaction, including repairs, decreased to $133 from $140; excluding repairs, the average sales transactions decreased to $208 from $220. We had 102 locations at quarter end compared to 98 a year ago. Total transactions were 3% higher in the first quarter of this year, but comparable store transactions were up less than 1%. At quarter end, the Company had a 99.8% in-stock position on key items compared to 98.5% a year earlier, and was 90.6% in-stock on its entire basic merchandise mix compared to 90.8% in the first quarter of last year. The Company spent 12% more on advertising in the first quarter of 1997 compared to the same quarter in 1996.

Other revenues were 16% higher for the three month period than a year earlier. The $2,842,000 of other revenues resulted from a 2% increase in finance charge revenue (61% of other revenues), a 9% increase in revenues from extended service agreements (16% of other revenues), a 9% increase in credit insurance income (9% of other revenues), a 386% increase in late fee income (8% of other revenues), and a 371% increase in various other smaller items (6% of other revenues). The higher finance charge revenue resulted from customer receivables being higher by an average of 3% during the first quarter of 1997. The Company generated 2% less revenues from the sale of extended service agreements in the first quarter of this year; the net increase in revenues resulted from the recognition of deferred revenues for previous sales.

Gross profits were 36.1% during the quarter, down from 39.7% in the first quarter of 1996. About 3% of the margin deterioration resulted from occupancy costs, 10% from close-out sales, 32% from increased melt of merchandise, and the remainder from lower margins on merchandise sold.

Selling, general and administrative expenses increased 5%, and as a percentage of net sales increased to 45.5% from 42.3%. Salaries & wages increased 2% with payroll at the stores increasing 2% and increasing 1% in the corporate office; as a percentage of sales, this item increased to 24.0% from 23.1% of net sales. In the first quarter of 1997, salaries & wages accounted for 52.7% of SG&A compared to 54.6% a year earlier.

Bad debt expense was 20% higher this year, and rose to 4.0% of net sales from 3.3% of net sales. Gross write-off for bad debts increased 11%, and net write-off increased 18% compared to the previous year. Delinquency at the end of the quarter was 1% lower than a year earlier; customer receivables were 2% higher.

Interest expense was $32,000 lower, and as a percentage of net sales it fell to 4.1% of net sales from 4.2% of net sales. The reduced interest expense resulted from a 2% decrease in the effective interest rate on borrowings, although the average level of debt increased 1% in the first quarter of 1997 compared to 1996.

The Company's anticipated tax rate was 33% in the first quarter of both years. After an income tax benefit of $241,000 in the first quarter of 1997 and income tax expense of $116,000 in the first quarter of 1996, the Company lost $489,000 and earned $236,000 in the respective quarters. The Company lost $ .12 per share in the first quarter this year compared to earnings of $ .06 per share in 1996.

The Company generally follows the practice of passing on price changes to its customers. As a result, management believes its operations have not been materially affected by inflationary forces during the periods reported herein.

Liquidity and Capital Resources

Working capital decreased 1% to $55,972,000 at May 31, 1997 from $56,777,000 at May 31, 1996; 94% of the $805,000 decrease resulted from the net of increases of $4,791,000 in merchandise inventories and $5,547,000 in accounts payable. The ratio of current assets to current liabilities as of May 31, 1997 was 3.3 to 1, compared to 4.3 to 1 a year earlier.

Customer receivables, net of allowance for doubtful accounts, were $35,996,000 and $35,389,000 at May 31, 1997 and 1996, respectively. The 2% increase resulted from an 4% decrease in proprietary credit sales, (such sales fell to 50% of net sales from 51% a year earlier) and the 20% increase in bad debt expense. The decrease in the mix of credit sales resulted from the decision of our customers to pay by cash; cash sales were up slightly. The Company processed 19% fewer credit applications and approved 15% less in the first quarter of this year compared to the same period last year. Credit extension policies and criteria remained consistent during each of the two periods.

Merchandise inventories at the end of the first quarter were 14% higher than a year earlier --- $40,269,000 compared to $35,478,000. The investment in inventories on a per store basis is up 9% from a year earlier. The Company is attempting to achieve a 100% in-stock position on key items and a 98%-100% in-stock position on core items. Approximately 52% of the Company's sales are of items designated as key or core. At May 31, 1997, the Company was 99.8% in-stock on key items and 94.6% in-stock on core items, and 90.6% in-stock on its entire plan of basic merchandise.

Capital expenditures for leaseholds, equipment, furniture and fixtures were $1,276,000 during the three months ended May 31, 1997, compared to $504,000 for the same period a year earlier. During the quarter, the Company opened stores in Dothan AL, Owings Mills MD, and St. Clairesville OH and closed a store in Hagerstown MD. The Company plans to open 4 more stores during the year and expects to close five additional stores before the end of the fiscal year. Management plans to invest approximately $3,500,000 in capital expenditures during the current fiscal year.

In June 1997, the Company increased its revolving credit facility with two commercial banks to $45,000,000 and extended its expiration to July 31, 2000; pricing, covenants, and other terms were unchanged. Interest is paid under the facility at 30-day LIBOR plus 160-200 basis points or at the banks' prime rate plus 37 1/2 to 62 1/2 basis points, depending upon the Company's debt-to-worth ratio; the rate is set quarterly. As of May 1, 1997, the Company's rate was 30-day LIBOR plus 180 basis points; the current rate is effective through September 30, 1996.

In addition, the Company has $2,351,000 in a senior subordinated note with an insurance company, with interest payable quarterly at 12.31% and quarterly principal payments of $457,000 through April 1998; however, the Company has arranged to retire the entire balance of this note on July 1, 1997. The Company also has subordinated notes totaling $879,000 with three related parties, with interest payable monthly at the prime rate as quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note, which is collateralized by substantially all of the Company's assets.

In order to cap the interest expense related to the revolving credit facility, on February 2, 1996 the Company purchased an interest rate cap with a major commercial bank as the counterparty. The cap is for a term of two years ending February 2, 1998 at a notional amount of $30 million, approximating 80% of the expected outstanding average balance on the revolving credit facility. At the end of each month during the term of the cap, if the 30-day LIBOR rate exceeds 6.00%, the Company will receive a payment for the difference between the 30-day LIBOR rate and 6.00% times the $30 million notional amount for the 30-day period. The Company paid $78,000 to purchase the cap and has no further obligations for any payments during the term. As of May 31, 1997, the Company has received no payments under the agreement.

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

          However, a subsidiary of the Company previously purchased non-file UCC insurance from an unaffiliated insurance carrier for accounts originated in certain states and charges its customers in those states a non-file UCC insurance fee equal to the subsidiary's premium cost for that insurance. Non-file insurance reimburses the subsidiary for losses on accounts that result from its decision not to file a UCC financing statement for the collateral securing the account. A civil action has been brought in the United States District Court for the Middle District of Georgia, Columbus Division, by several plaintiffs against numerous finance companies, jewelry retailers, furniture and appliance retailers, and insurance companies specifically including the Company whereby the plaintiffs have challenged certain aspects of the Company's non-file insurance practices. If the non-file insurance practices of the Company were determined to be invalid under applicable federal law or the laws of certain states, the Company could be required to refund non-file insurance fees, pay other damages to its former and current customers in those states and pay fines, penalties, and attorney's fees. A specific amount claimed is not set forth and is not determinable at this time. There exists a possibility that the final resolution of this issue could result in the Company recording an additional obligation. In the opinion of management, the claim is without merit and the Company is contesting this suit vigorously.

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


                                               REEDS JEWELERS, INC.


        July 1, 1997                           /s/ James R. Rouse
        ------------                           ------------------
                                               James R. Rouse
                                               Treasurer and
                                               Chief Financial Officer