Form 10-Q
period 1997-08-31
REEDS JEWELERS INC
filed 1997-10-15
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED AUGUST 31, 1997
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

                                 Yes  X    No
                                    -----    ----

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

         The number of outstanding shares of Common Stock, par value $0.10 per share, as of October 13, 1997 was 4,224,876.

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

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                          February 28,      August 31,        August 31,
                                                              1997            1997               1996
                                                              ----            ----               ----
ASSETS
Cash and cash equivalents                                 $   696,000      $    42,000      $    81,000
Accounts receivable:
   Customers, less allowance for doubtful accounts
   of $3,079,000, $2,949,000, and $2,838,000               37,970,000       35,594,000       35,141,000
   Other                                                      696,000          818,000          799,000
Merchandise inventories                                    36,089,000       38,248,000       34,783,000
Deferred income taxes                                       2,118,000        2,062,000        1,989,000
Other                                                         490,000          940,000        1,124,000
                                                          -----------      -----------      -----------
        Total current assets                               78,059,000       77,704,000       73,917,000

Property and equipment                                     27,606,000       28,369,000       26,214,000
Less: accumulated depreciation and amortization            16,302,000       15,887,000       15,885,000
                                                          -----------      -----------      -----------
        Net property and equipment                         11,304,000       12,482,000       10,329,000

Goodwill, net of accumulated amortization of
   $1,208,000, $1,431,000, and $985,000                     7,187,000        6,964,000        7,410,000
Other                                                         969,000          902,000          787,000
                                                          -----------      -----------      -----------
        Total other assets                                  8,156,000        7,866,000        8,197,000
                                                          -----------      -----------      -----------

     TOTAL ASSETS                                         $97,519,000      $98,052,000      $92,443,000
                                                          ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                          $11,490,000      $ 8,329,000      $10,135,000
Accrued expenses                                            4,549,000        3,514,000        3,663,000
Deferred revenue                                            1,434,000        1,432,000        1,346,000
Income taxes                                                1,746,000         (285,000)        (320,000)
Current portion of long-term debt                           2,404,000        3,263,000        1,884,000
                                                          -----------      -----------      -----------
        Total current liabilities                          21,623,000       16,253,000       16,708,000

Revolving credit note                                      38,111,000       45,000,000       39,223,000
Long-term debt and subordinated notes payable                 661,000          215,000        2,681,000
Subordinated notes payable to shareholders                    879,000          879,000          879,000
Deferred income taxes                                       1,948,000        1,889,000        2,331,000
Deferred revenue                                            1,102,000        1,040,000        1,019,000
                                                          -----------      -----------      -----------
        Total long-term liabilities                        42,701,000       49,023,000       46,133,000

Common stock, par value $0.10 per share;
 10,000,000 shares authorized; 4,224,876 shares
 issued and outstanding at February 28, 1997 and
 August 31, 1997; 4,222,456 shares issued and
   Outstanding at August 31, 1996                             422,000          422,000          422,000
Additional paid-in capital                                 10,925,000       10,925,000       10,918,000
Retained earnings                                          21,848,000       21,429,000       18,262,000
                                                          -----------      -----------      -----------
        Total shareholders' equity                         33,195,000       32,776,000       29,602,000
                                                          -----------      -----------      -----------
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                 $97,519,000      $98,052,000      $92,443,000
                                                          ===========      ===========      ===========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS


                                     Three months ended August 31,        Six months ended August 31,
                                          1997            1996              1997             1996
                                          -----           ----              ----             ----
Revenues:
   Net sales                         $ 19,802,000     $ 20,168,000       $40,078,000     $ 40,869,000
   Other (principally finance           2,935,000        2,680,000         5,777,000        5,133,000
     charges)                        ------------     ------------       -----------     ------------
        Total revenues                 22,737,000       22,848,000        45,855,000       46,002,000

Costs and expenses:
   Cost of sales (including
      occupancy costs)                 12,705,000       12,573,000        25,667,000       25,063,000
   Selling, general, and                8,075,000        8,304,000        17,306,000       17,068,000
     administrative
   Bad debt                               871,000          796,000         1,690,000        1,476,000
   Interest                               882,000          869,000         1,718,000        1,737,000
                                     ------------     ------------       -----------     ------------
        Total costs and expenses       22,533,000       22,542,000        46,381,000       45,344,000
                                     ------------     ------------       -----------     ------------

Earnings before income taxes and
    extraordinary item                    204,000          306,000          (526,000)         658,000

Income taxes                               75,000          101,000          (166,000)         217,000
                                     ------------     ------------       -----------     ------------
Net earnings before
    extraordinary item                    129,000          205,000          (360,000)         441,000
                                     ------------     ------------       -----------     ------------
Extraordinary item - loss on early
    extinguishment of debt,  net of
    income tax benefit of $ 40,000        (59,000)                           (59,000)
                                     ------------     ------------       -----------     ------------
Net earnings                         $     70,000     $    205,000       $  (419,000)    $    441,000
                                     ============     ============       ===========     ============
Earnings per share
   Earnings before extraordinary
       item                          $       0.03     $       0.05       $     (0.09)    $       0.10
   Extraordinary item - loss on early
       extinguishment of debt               (0.01)                             (0.01)
                                     ------------     ------------       -----------     ------------
Net earnings per share               $       0.02     $       0.05       $     (0.10)    $       0.10
                                     ============     ============       ===========     ============
Weighted average shares
     outstanding                        4,224,876        4,222,061         4,224,876        4,219,249
                                     ============     ============       ===========     ============


REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six months ended August 31,
                                                                             1997             1996
                                                                             ----             ----
Cash flows from operating activities:
   Net earnings                                                          $  (419,000)     $   441,000
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                     1,532,000        1,349,000
         Provision for loss on accounts receivable                         1,690,000        1,476,000
         (Gain) loss on sale of property and equipment                      (122,000)          11,000
         Changes in assets and liabilities:
            Accounts receivable                                              564,000         (214,000)
            Merchandise inventories                                       (2,159,000)      (4,372,000)
            Other assets                                                    (406,000)        (767,000)
            Trade payables                                                (3,135,000)         596,000
            Accrued expenses                                                (751,000)      (1,142,000)
            Deferred revenue                                                  54,000          (28,000)
            Income taxes                                                  (2,046,000)        (854,000)
                                                                         -----------      -----------
        Net cash used in operating activities                             (5,198,000)      (3,504,000)

Cash flows from investing activities:
            Proceeds from sale of property and equipment                      19,000           10,000
            Capital expenditures                                          (2,588,000)      (1,148,000)
                                                                         -----------      -----------
        Net cash used in investing activities                             (2,569,000)      (1,138,000)

Cash flows from financing activities:
     Proceeds from revolving credit note                                  10,091,000        5,532,000
     Principal payments on debt                                           (2,978,000)        (995,000)
                                                                         -----------      -----------
        Net cash provided by financing activities                          7,113,000        4,537,000
                                                                         -----------      -----------
Net change in cash                                                          (654,000)        (105,000)
Cash, beginning of period                                                    696,000          186,000
                                                                         -----------      -----------
Cash, end of period                                                      $    42,000      $    81,000
                                                                         ===========      ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                         $ 1,778,000      $ 1,761,000
                                                                         ===========      ===========
        Income taxes                                                     $ 1,826,000      $ 1,592,000
                                                                         ===========      ===========

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales of $19,802,000 for the three months ended August 31, 1997 were 2% lower than the same quarter a year earlier. The average size of all transactions, including repairs and other non-inventoried items, was $142 during the second quarter of the current year, compared to $137 in the second quarter of last year. The average price point sold during the quarter, excluding repairs and other non-inventoried items was $241. At August 31, 1997, the Company operated 100 stores, 1% more than a year earlier; the number of transactions during the quarter decreased 5% from the same quarter last year. Comparable store transactions fell 6% during the quarter and comparable store sales decreased 4%. During the second quarter, the Company averaged a 99.7% in-stock position on key items and 90.5% in-stock on its entire basic merchandise mix. For the first six months of the year, net sales of $40,078,000 were 2% lower than the same period last year. The average transaction size, including repairs and other non-inventoried items, was $137, slightly lower than the $139 a year earlier; the average price point sold during the first six months, excluding repairs and other non-inventoried items was $218. The Company recorded 1% fewer transactions. Comparable store sales decreased 5% year-to-date on a 3% comparable store transaction decrease.

Other revenues increased to $2,935,000, up 10% over the second quarter of last year. The increase in other revenues resulted from a 9% increase in finance charge revenue (59% of other revenues), a 7% increase in extended service agreements (16% of other revenues), a 11% decrease in credit insurance income (8% of other revenues), and a 94% increase in various other smaller items (17% of other revenues). Customer receivables were higher by an average of 1% during the quarter ended August 31, 1997 compared to the same period a year earlier. During the first six months of the fiscal year, other revenues increased 13% to $5,777,000 as a result of a 2% increase in finance charge revenue (60% of other revenues), an 8% increase in extended service agreements (16% of other revenues), a 2% decrease in credit insurance income (8% of other revenues), an 82% increase in late fees charged on past due accounts receivable (resulting from the Company increasing the amount it charges for late fees) (8% of other revenues), and a 252% increase in the various other items (8% of other revenues).

Gross margins were 35.8% during the quarter ended August 31, 1997, down from 37.7% a year earlier because occupancy costs were 16% higher in the second quarter of this year compared to the same period last year. For the first six months of the current year, occupancy costs were 11% higher than the previous year, accounting for 60% of the gross margin reduction during the first six months of the current year.

Selling, general, and administrative expenses decreased 3% in the second quarter, and decreased to 40.8% of net sales from 41.2% in the prior year period. Salaries and wages increased 2% during the quarter and for the first six months of the year. SG&A, for the six months ended August 31, 1977 was 1% higher than during the same period a year earlier, but because of the lower sales rose to 43.2% of net sales from 41.8%.

Bad debt expense was 9% higher in the second quarter of this year, and rose to 4.4% of net sales from 3.9% in the same period last year. Year-to-date, the expense was also 14% higher, and increased to 4.2% of net sales from 3.6% in the first six months of last year. Of the increase in bad debt expense for the first six months of the current fiscal year, 94% resulted from a planned acceleration of write-offs to offset the increase in late fees collected. Delinquency at the end of the quarter was 3% higher than a year ago; customer receivables were 2% higher.

Interest expense increased $13,000 over the second quarter of last year, and as a percentage of net sales rose to 4.5% from 4.3%. Year-to-date, the expense is down $19,000, and remained constant at 4.3% of net sales. The effective annualized interest rate was 7.43% in the second quarter of this year and 7.66% for the first six months, compared to 7.75% in the second quarter of last year and 8.01% for the first six months of last year. The Company averaged 8% more debt in the second quarter of this year compared to the same quarter last year, and 4% more for the first six months. During the second quarter of the current year, the Company retired its remaining 12.31% subordinated debt and recognized an extraordinary charge, net of income tax benefit, of $59,000; this charge is not included in interest expense for the quarter or the year-to-date.

The Company's anticipated tax rate was 33% in the second quarter and year-to-date in both years.

The Company generally follows the practice of passing on price changes to its customers. As a result, management believes its operations have not been materially affected by inflationary forces during the periods reported herein.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased 7% to $61,451,000 at August 31, 1997 from $57,209,000 a year earlier. Inventories were less than planned but 10% higher than a year earlier, net customer receivables were 1% higher, and accounts payable were 18% lower. The resulting ratio of current assets to current liabilities at August 31, 1997 was 4.8 to 1, compared to 4.4 to 1 at the same time in the prior year.

Customer receivables, net of allowance for doubtful accounts, were $35,594,000 and $35,141,000 at August 31, 1997 and 1996, respectively. Proprietary credit sales decreased 3% in the six months ended August 31, 1997. Cash sales during the first six months of this year fell less than 1%. The Company processed 10% fewer credit applications in the first six months of this year, with an approval rate that was higher at 49.2% compared to 47.6%. Credit extension policies and criteria remained consistent during each of the two periods.

Merchandise inventories were $38,248,000 at the end of the first six months of this year, compared to $34,783,000 at the same time last year. Items designated as key and core items accounted for approximately 54% of sales in the first six months of this year compared to 45% in the same period last year . At August 31, 1997, the Company was 99.5% in-stock on key items (compared to 99.8% at August 31, 1996) and 95.5% in-stock on core items compared to 96.5% a year earlier.

Capital expenditures were $2,569,000 during the six months ended August 31, 1997, 125% higher than the $1,138,000 for the same period in 1996. Expenditures during both periods were primarily for tenant improvements in new and remodeled stores and for additional office, security, and computer equipment. The Company opened one store during the quarter in Newport News VA and closed 3 under-performing stores during the three month period.

In June 1997, the Company increased its revolving credit facility with two commercial banks to $45,000,000 and extended its expiration to July 31, 2000; pricing, covenants, and other terms were unchanged. This agreement also provides for an additional seasonal increase to $50,000,000 from July 1 through December 31, 1997. Interest is paid under the facility at 30-day LIBOR plus 160-200 basis points or at the banks' prime rate plus 37 1/2 to 62 1/2 basis points, depending upon the Company's debt-to-worth ratio; the rate is set quarterly. As of September 1, 1997, the Company's rate was 30-day LIBOR plus 180 basis points.

The Company also has subordinated notes totaling $879,375 with three related parties, with interest payable monthly at the prime rate as quoted in the Wall Street Journal. The notes are unsecured and are subordinate to the revolving credit facility notes, which are collateralized by substantially all of the Company's assets.

In order to cap the interest expense related to the revolving credit facility, on February 2, 1996, the Company purchased an interest rate cap with a major commercial bank as the counterparty. The cap is for a term of two years ending February 2, 1998 at a notional amount of $30 million, approximately 80% of the expected outstanding average balance on the revolving credit facility. At the end of each month during the term of the cap, if the 30-day LIBOR rate exceeds 6.00%, the Company will receive a payment for the difference between the 30-day LIBOR rate and 6.00% times the $30 million notional amount for the 30-day period. The Company paid $78,000 to purchase the cap and has no further obligations for any payments during the term. Through August 31, 1997, the Company had received no payments under the agreement.

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

          However, a subsidiary of the Company has purchased non-file UCC insurance from an unaffiliated insurance carrier for accounts originated in certain states and has charged its customers in those states a non-file UCC insurance fee equal to the subsidiary's premium cost for that insurance. Non-file insurance reimburses the subsidiary for losses on accounts that result from its decision not to file a UCC financing statement for the collateral securing the account. A civil action has been brought by several plaintiffs against numerous finance companies, jewelry retailers, furniture and appliance retailers, and insurance companies specifically including the Company whereby the plaintiffs have challenged certain aspects of the Company's non-file insurance practices. If the non-file insurance practices of the Company were determined to be invalid under applicable federal law or the laws of certain states, the Company could be required to refund non-file insurance fees, pay other damages to its former and current customers in those states and pay fines, penalties, and attorneys' fees. A specific amount claimed is not set forth and is not determinable at this time. There exists a possibility that the final resolution of this issue could result in the Company recording an additional obligation.

          On or about June 20, 1997, U.W. Clemon, United States District Judge in the United States District Court for the Middle District of Alabama, Northern Division, signed a Conditional Class Certification Order for this matter. On or about October 6, 1997 the same judge signed a Decertification Order in this matter.

          In the opinion of management, the claim is without merit and the company is contesting this suit vigorously.

Item 2.   Changes in Securities.

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of Shareholders was held on Wednesday, July 9, 1997, and the following matters were submitted to a vote of the shareholders:

         (b) To elect nine directors (Garland Waddy Garrett, Fenton N. Hord, Arlene Z. Schreiber, Richard F. Sherman, Alan M. Zimmer, Herbert J. Zimmer, Jeffrey L. Zimmer, Roberta G. Zimmer, and William R. Zimmer) to serve until the 1998 Annual Meeting of Shareholders or until their successors are elected and qualified: for Garland Waddy Garrett, Fenton N. Hord, Richard F. Sherman, Jeffrey L. Zimmer, and Roberta G. Zimmer, 4,052,549 votes were cast in favor and 1,900 abstained; for Alan M. Zimmer, 4,052,524 votes were cast in favor and 1,925 abstained; for Herbert J. Zimmer, 4,052,449 votes were cast in favor and 2,000 abstained; and for Arlene Z. Schreiber and William R. Zimmer, 4,051,959 votes were cast in favor and 2,490 abstained.

         (c) To ratify the appointment of Ernst & Young as independent auditors of the Company for the fiscal year ending February 28, 1998: 4,052,522 votes were cast in favor, 279 votes were against, and 1,648 votes abstained.

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

                                                  REEDS JEWELERS, INC.

   October 13, 1997                               /s/   James R. Rouse
--------------------------                        --------------------
                                                        James R. Rouse
                                                        Treasurer and
                                                  Chief Financial Officer