Form 10-Q
period 1997-11-30
REEDS JEWELERS INC
filed 1998-01-14
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED NOVEMBER 30, 1997
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of January 12, 1998 was 4,224,876.

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

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                             February 28,        November 30,           November 30,
                                                                 1997                1997                    1996
                                                             -----------         -------------          -------------
ASSETS
Cash and cash equivalents                                    $   696,000         $      45,000          $      81,000
Accounts receivable:
     Customers, less allowance for doubtful accounts
      of $3,079,000, $3,040,000, and $2,885,000               37,970,000            36,695,000             35,580,000
      Other                                                      696,000             1,069,000              1,396,000
Merchandise inventories                                       36,089,000            45,323,000             43,036,000
Deferred income taxes                                          2,118,000             2,102,000              2,034,000
Other                                                            490,000               911,000              1,099,000
                                                             -----------         -------------          -------------
        Total current assets                                  78,059,000            86,145,000             83,226,000

Property and equipment                                        27,606,000            28,755,000             26,820,000
Less: accumulated depreciation and amortization               16,302,000            16,541,000             16,326,000
                                                             -----------         -------------          -------------
         Net property and equipment                           11,304,000            12,214,000             10,494,000

Goodwill, net of accumulated amortization of
   $1,208,000, $1,543,000, and $584,000                        7,187,000             6,853,000              7,299,000
Other                                                            969,000             1,248,000                913,000
                                                             -----------         -------------          -------------
         Total other assets                                    8,156,000             8,101,000              8,212,000
                                                             -----------         -------------          -------------

    TOTAL ASSETS                                             $97,519,000         $ 106,460,000          $ 101,932,000
                                                             ===========         =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                             $11,490,000         $  15,590,000          $  15,590,000
Accrued expenses                                               4,549,000             5,075,000              4,627,000
Deferred revenue                                               1,434,000             1,441,000              1,357,000
Income taxes                                                   1,746,000              (277,000)              (324,000)
Current portion of long-term debt                              2,404,000             2,674,000              5,085,000
                                                             -----------         -------------          -------------
        Total current liabilities                             21,623,000            24,503,000             26,335,000

Revolving credit note                                         38,111,000            45,000,000             40,000,000
Long-term debt and subordinated notes payable                    661,000               190,000              1,491,000
Subordinated notes payable to shareholders                       879,000               879,000                879,000
Deferred income taxes                                          1,948,000             1,991,000              2,378,000
Deferred revenue                                               1,102,000             1,039,000              1,005,000
                                                             -----------         -------------          -------------
       Total long-term liabilities                            42,701,000            49,099,000             45,753,000

Common stock, par value $0.10 per share;
   10,000,000 shares authorized; 4,224,876
   shares issued and outstanding at
   February 28, 1997 and November 30, 1997;
   4,222,456 shares issued and
   outstanding at November 30, 1996                              422,000               422,000                422,000
Additional paid-in capital                                    10,925,000            10,925,000             10,918,000
Retained earnings                                             21,848,000            21,511,000             18,504,000
                                                             -----------         -------------          -------------
        Total shareholders' equity                            33,195,000            32,858,000             29,844,000
                                                             -----------         -------------          -------------

      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                $97,519,000         $ 106,460,000          $ 101,932,000
                                                             ===========         =============          =============

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                            Three months ended November 30,   Nine months ended November 30,
                                                 1997             1996             1997            1996
                                              ---------        ---------        ---------       ---------

Revenues:
   Net sales                               $ 23,087,000     $ 21,870,000     $ 63,165,000    $ 62,739,000
   Other (principally finance charges)        2,760,000        2,649,000        8,538,000       7,782,000
                                              ---------        ---------        ---------       ---------

        Total revenues                       25,847,000       24,519,000       71,703,000      70,521,000

Costs and expenses:
   Cost of sales (including
        occupancy costs)                     15,011,000       13,783,000       40,678,000      38,846,000
   Selling, general, and administrative       8,733,000        8,506,000       26,039,000      25,574,000
   Bad debt                                   1,053,000          974,000        2,743,000       2,450,000
   Interest                                     929,000          899,000        2,647,000       2,636,000
                                                -------          -------        ---------       ---------

        Total costs and expenses             25,726,000       24,162,000       72,107,000      69,506,000
                                             ----------       ----------       ----------      ----------

Earnings before income taxes and
   extraordinary item                           121,000          357,000        (404,000)       1,015,000

Income taxes                                     40,000          118,000        (126,000)         335,000
                                                 ------          -------        ---------         -------

Net earnings before
   extraordinary item                            81,000          239,000        (278,000)         680,000

Extraordinary item- loss on early
   extinguishment of debt, net of
   income tax benefit of $ 40,000                                                (59,000)
                                                 ------          -------        ---------         -------

Net earnings                                   $ 81,000        $ 239,000      $ (337,000)       $ 680,000
                                               ========        =========      ===========       =========



Earnings per share
   Earnings before extraordinary item            $ 0.02           $ 0.06         $ (0.07)          $ 0.16
   Extraordinary item - loss on early
        extinguishment of debt                                                     (0.01)
                                                 ------          -------        ---------         -------

Net earnings per share                           $ 0.02           $ 0.06         $ (0.08)          $ 0.16
                                                 ======           ======         ========          ======

Weighted average shares outstanding           4,224,876        4,222,456        4,224,876       4,220,314
                                              =========        =========        =========       =========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine months ended November 30,
                                                                  1997                  1996
                                                               -----------          ------------

Cash flows from operating activities:
   Net earnings                                                $  (337,000)         $    680,000
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                           2,385,000             2,072,000
         Provision for loss on accounts receivable               2,743,000             2,450,000
         (Gain) loss on sale of property and equipment            (108,000)               15,000
         Changes in assets and liabilities:
            Accounts receivable                                 (1,841,000)           (2,205,000)
            Merchandise inventories                             (9,234,000)          (12,625,000)
            Other assets                                          (731,000)             (879,000)
            Trade payables                                       4,156,000             6,053,000
            Accrued expenses                                       818,000              (177,000)
            Deferred revenue                                        23,000               (62,000)
            Income taxes                                        (1,962,000)             (905,000)
                                                               -----------          ------------

      Net cash used in operating activities                     (4,088,000)           (5,583,000)

Cash flows from investing activities:
   Proceeds from sale of property and equipment                     20,000                19,000
   Capital expenditures                                         (3,077,000)           (1,928,000)
                                                               -----------          ------------

      Net cash used in investing activities                     (3,057,000)           (1,909,000)

Cash flows from financing activities:
   Proceeds from revolving credit note                           9,501,000             8,987,000
   Principal payments on debt                                   (3,007,000)           (1,600,000)
                                                               -----------          ------------

      Net cash provided by financing activities                  6,494,000             7,387,000
                                                               -----------          ------------

Net change in cash                                                (651,000)             (105,000)
Cash, beginning of period                                          696,000               186,000
                                                               -----------          ------------

Cash, end of period                                            $    45,000          $     81,000
                                                               ===========          ============


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                 $ 2,707,000          $  2,671,000
                                                               ===========          ============
      Income taxes                                             $ 1,858,000          $  1,757,000
                                                               ===========          ============

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter ended November 30, 1997 were up 6% over the same quarter in 1996 to a third quarter record of $23,087,000. Comparable store sales rose 4% for the quarter, down 3% in September and up 3% and 6% in October and November respectively. The number of sales transactions during the quarter increased 3%, and the average sale, including repairs and other non-inventories items, also increased 3% to $158 from $154; the average price point sold during the quarter, excluding repairs and other non-inventoried items, was $240 . The Company operated 103 stores at November 30, 1997, compared to 100 at the same time in the previous year. Net sales for the nine month period increased 1% to $66,165,000; same store sales were flat during the nine-month period. The increased sales year-to-date resulted from less than a 1% increase in customer transactions and a 1% increase in the average transaction size, including repairs and other non-inventories items, to $145 from $144; the average price point sold during the first nine months, excluding repairs and other non-inventories items, was $226.

Other revenues in the third quarter increased 4% over last year to $2,760,000. Finance charges and credit insurance income from customer receivables accounted for 70% of other revenues, down from 71% a year earlier. Year-to-date, other revenues increased 10% over the same period a year earlier, and finance charges and credit insurance income represented 69% of the total, down from 74%.

Gross margins were 35% of net sales during the third quarter ended November 30, 1997, down from 37% in the same quarter last year; approximately 9% of the decrease was caused by higher occupancy costs and the balance resulted from lower merchandise margins in most major categories during the period. For the first nine months of the year, gross margins were 36% of net sales, down from 38% of net sales for the same period last year because of lower margins on merchandise sales in all categories.

Selling, general, and administrative expenses decreased in the third quarter to 38% of net sales from 39% a year ago. Advertising expenses for the quarter were 12% lower, decreasing to 3% of net sales from 4% of net sales. Salaries and wages increased 6% in the third quarter of 1997 over the third quarter of 1996, but were higher by 14 basis points as a percentage of net sales. Year-to-date, SG&A expenses were 41% for both years. Advertising decreased 6% for the nine months, and dropped 31 basis points as a percentage of net sales. Salaries and wages for the first three quarters increased 3% and rose 60 basis points as a percentage of net sales.

Bad debt expense was 4.5% of net sales for both quarters ended November 30, 1997 and 1996, respectively, and was also 4% for both nine-month periods. As a percentage of average customer receivables, bad debt was 2.7% in the current third quarter and 2.6% in the same quarter last year; for the first nine months of this year, bad debt was 7.0% of customer receivables, compared to 6.4% last year. Balances on delinquent accounts were about 1% higher at November 30, 1997 than they were at the same date in 1996, but represented only 15% of total accounts receivable at November 30, 1997 compared to 16% a year earlier; gross customer receivables were 1.5% higher at November 30, 1997 than a year ago. The allowance for bad debts at November 30, 1997 was 7.65% and was 7.5% at the same date in 1996. The Company's credit extension and collection policies and criteria continue to be consistent with those used during the same periods last year.

Interest expense was $30,000 higher in the third quarter and $11,000 higher in the first nine months than for the same periods last year. The increase resulted from increased average borrowings of approximately 10% during the third quarter and 6% during the nine-month period. The Company's effective interest rate during the quarter was 7.6%, 400 basis points lower than the same quarter a year earlier, and for the nine-month period was 7.7%, also 40 basis points lower than the same period in the previous year.

The Company's anticipated tax rate was 33% for both periods ending November 30, 1997; the actual rates were 33% for the third quarters of both years and 31% and 33% for the nine months ended November 30, 1997 and 1996, respectively. Net income after taxes was $81,000 ($0.02 per share and 0.4% of net sales) for the quarter ended November 30, 1997, compared to $239,000 ($0.06 per share and 1.1% of net sales) for the same quarter last year. For the first nine months, the Company lost $337,000 (-$ 0.08 per share and -0.5% of net sales) compared to $680,000 ($0.16 per share and 1.1% of net sales) for the same period last year.

Management expects comparable store sales to be higher during the final quarter of the current fiscal year that will end February 28, 1997, based on positive comparable store sales in December 1997 of 5%. Gross margin pressure is expected to continue, but anticipates that gross margins will not be significantly worse than at the end of the third fiscal quarter of this year. Management further expects no change in SG&A expenses, as a percentage of net sales, during the final fiscal quarter compared to the same period last year. Bad debt expense, as a percentage of accounts receivable, is expected to remain in line with levels experienced during the past three years.

The Company generally follows the practice of passing on price changes to its customers. As a result, management believes its operations have not been materially affected by inflationary or deflationary forces during the periods reported herein.


Liquidity and Capital Resources

Working capital increased 8% to $61,642,000 at November 30, 1997 from $56,891,000 at November 30, 1996. The resulting ratio of current assets to current liabilities as of November 30, 1997 was 3.5 to 1, compared to 3.2 to 1 at the same date in the prior year.

Customer receivables, net of allowance for doubtful accounts, were $36,695,000 and $35,580,000 at November 30, 1997 and 1996, respectively. The 3% increase resulted from 51% of total net sales being done on the Company's proprietary credit card and related finance charges and credit insurance fees. Credit extension and collection policies and criteria remained consistent during both years.

Merchandise inventories were 5% higher at the end of the third quarter of 1997 than at the same time in the previous year. The increase resulted from the Company's commitment to maintaining a high in-stock ratio for key, core, and advertised items. At November 30, 1997, the Company was 99.1% in-stock on key items and 95.3% in-stock on core items.

Capital expenditures for the Company were $3,057,000 during the nine months ended November 30, 1997, compared to $1,909,000 for the same period in 1996. Expenditures during both periods were primarily for tenant improvements in new and remodeled stores and for additional office, security, and computer equipment. The Company opened five new stores during the first nine months of this year, and has closed one under-performing store in the fourth quarter.

 In June 1997, the Company increased its revolving credit facility with two commercial banks to $45,000,000 and extended its expiration to July 31, 2000; pricing, covenants, and other terms were unchanged. This agreement also provides for an additional seasonal increase to $50,000,000 from July 1 through December 31, 1997. Interest is paid under the facility at 30-day LIBOR plus 160-200 basis points or at the banks' prime rate plus 37 1/2 to 62 1/2 basis points, depending upon the Company's debt-to-worth ratio; the rate is set quarterly. As of November 30, 1997 and also as of the date of this report, the Company's rate was 30-day LIBOR plus 170 basis points.

The Company also has subordinated notes totaling $879,000 with three related parties, with interest payable monthly at the prime rate as quoted in the Wall Street Journal. The notes are unsecured and are subordinate to the revolving credit facility notes, which are collateralized by substantially all of the Company's assets.

In order to cap the interest expense related to the revolving credit facility, on February 2, 1996, the Company purchased an interest rate cap with a major commercial bank as the counterparty. The cap is for a term of two years ending February 2, 1998 at a notional amount of $30 million, approximately 80% of the expected outstanding average balance on the revolving credit facility. At the end of each month during the term of the cap, if the 30-day LIBOR rate exceeds 6.00%, the Company will receive a payment for the difference between the 30-day LIBOR rate and 6.00% times the $30 million notional amount for the 30-day period. The Company paid $78,000 to purchase the cap and has no further obligations for any payments during the term. Through November 30, 1997, the Company had received no payments under the agreement.

At this time, management believes its credit lines are adequate to support its plans and knows of no other material events or uncertainties which would cause the financial information herein not to be indicative of the operating results or future financial condition of Reeds Jewelers, Inc.

Our statements about comparable store sales, gross margins, and various expenses during the fourth quarter of the fiscal year ending February 28, 1998 may be considered forward-looking statements that involve a number of risks and uncertainties. While others may exist, we have identified the risks of unexpected changes in the marketing and pricing strategies of competitors, adverse changes in the political environments of countries providing raw materials for the jewelry industry, and significant changes in the buying and/or debt payment practices of consumers.

Trading of the Company's Common Stock:

Since the Company's initial public offering in December 1986, its common stock has traded on the Nasdaq National Market. From the first date of listing and until the date of this report, Reeds Jewelers, Inc. has been in complete compliance with all requirements for listing on the Nasdaq National Market.

On August 22, 1997, the Nasdaq National Market received approval from the Securities and Exchange Commission to change its quantitative maintenance requirements for continued listing effective February 23, 1998. Although Reeds Jewelers, Inc., in its opinion, will remain in substantial compliance, the Company does not expect to meet the specific requirements for number of shares in the public float or for the market value of the shares not closely-held.

The Board of Directors of Reeds Jewelers, Inc. is currently evaluating alternatives available, including the possibility of requesting an exemption for continued listing on the basis of substantial compliance or the possibility of listing its shares on a different exchange. The Company does intend and expect to determine the appropriate course of action before the February 23, 1998 deadline.

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

          On or about June 20, 1997, U.W. Clemon, United States District Judge in the United States District Court for the Middle District of Alabama, Northern Division, signed a Conditional Class Certification Order for this matter. On or about October 6, 1997, the same judge signed a Decertification Order in this matter.

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


                                             REEDS JEWELERS, INC.


        January 12, 1998                          /s/   James R. Rouse
------------------------------               ---------------------------------
                                                         James R. Rouse
                                                          Treasurer and
                                                    Chief Financial Officer