Form 10-K405
period 1998-02-28
REEDS JEWELERS INC
filed 1998-05-28
CIK 805900

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

   (MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-15247

                              REEDS JEWELERS, INC.
             (Exact name of registrant as specified in its charter)

                NORTH CAROLINA                                   56-1441702
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

        2525 SOUTH SEVENTEENTH STREET
          WILMINGTON, NORTH CAROLINA                               28401
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 21, 1998 (computed by reference to the last reported sales price of the registrant's common stock on the American Stock Exchange on such date) was $4,535,128.

     The number of shares outstanding as of May 21, 1998 of the registrant's common stock, par value $.10 per share, was 8,449,752.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated by reference into the indicated Part of the Annual Report of Form 10-K to the extent indicated in such Part:

          Part III of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Reeds Jewelers, Inc. (the "Company" or the "Registrant") operates 99 specialty retail jewelry stores primarily in enclosed regional malls located principally in the sunbelt section of the United States. The Company was incorporated under the laws of North Carolina in 1984 as part of a reorganization whereby a number of affiliated corporations under common ownership became subsidiaries of the Company. The oldest of these affiliated corporations was incorporated as a North Carolina corporation in 1946.

PRINCIPAL PRODUCTS, MARKETS, AND METHODS OF DISTRIBUTION

     The Company's stores, which are operated under the names of Reeds Jewelers, Melart Jewelers, and Mills Jewelers offer a wide selection of merchandise, including diamond rings and jewelry, gold jewelry and chains, gemstone rings, watches, and other fine jewelry. Most of the diamonds sold by the Company are up to one carat, with a limited selection of larger diamonds. Gold jewelry items sold in the Company's stores are primarily 14 carat, and its gemstone rings contain either precious stones (such as rubies, sapphires, and emeralds) or semi-precious gems (such as opals, blue topaz, amethyst, and garnets). Watches offered by the Company represent many popular brand names in a broad range of price points. Sales by class of similar products that accounted for 10 percent or more of net sales during each of the last three fiscal years were as follows:

CLASS                                                         1998    1997    1996
-----                                                         ----    ----    ----
Diamonds & Precious Gems....................................  54.9%   54.2%   56.9%
Karat Gold Jewelry & Semi-precious Gems.....................  20.3    21.5    20.9
Watches.....................................................  14.1    13.3    11.9

     Approximately 80% of the products sold by the Company are purchased through a centralized merchandising department at the Company's headquarters. The centralization of buying allows the Company to establish long-term relationships with vendors that provide a continuing source of product supply, consistent quality control, and competitive pricing. As of February 28, 1998, the Company operated 98 stores, of which 4 were located in Alabama, 9 in Florida, 6 in Georgia, 3 in Kansas, 8 in Maryland, 8 in Mississippi, 23 in North Carolina, 1 in Ohio, 2 in Oklahoma, 12 in South Carolina, 5 in Tennessee, 14 in Virginia, and 3 in West Virginia. Since February 28, 1998, the Company has opened a new store in Richmond VA. The Company plans to open an additional four to five stores in the current fiscal year if suitable locations become available. The Company chooses its locations based upon various demographic factors, the aggregate amount of jewelry business being done in the mall being considered, and also upon the amount of rent that will be charged for the location.

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

     In the fiscal year ended February 28, 1998, the Company's three largest suppliers accounted for 11.9%, 8.0%, and 6.6%, respectively, of the Company's total merchandise purchases, with no other supplier accounting for more than 5.6%. Alternate sources exist for all merchandise provided by the Company's suppliers, with the exception of any particular name brand.

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

SEASONALITY

     The Company's business is seasonal in nature. The fourth quarter, which includes the major part of the Christmas selling season, produces higher sales and earnings than any of the first three quarters. Net sales and net earnings for each quarter as a percentage of annual net sales and net earnings for the three most recent fiscal years were:

                                                              1998     1997    1996
                                                              -----    ----    ----
NET SALES
First Quarter.............................................     19.7%   20.9%   19.1%
Second Quarter............................................     19.3    20.4    18.0
Third Quarter.............................................     22.4    22.1    23.6
Fourth Quarter............................................     38.6    36.6    39.3

NET EARNINGS
First Quarter.............................................    (18.0)%   5.9%   11.9%
Second Quarter............................................      2.6     5.1    13.8
Third Quarter.............................................      3.0     5.9     6.8
Fourth Quarter............................................    112.4    83.1    67.5

PROPRIETARY CREDIT AND OTHER WORKING CAPITAL ITEMS

     As is customary in the retail jewelry business, the Company finances some of its customers' purchases. Proprietary credit sales represented approximately 46% of net sales in 1998 and approximately 47% and 49% of net sales during 1997 and 1996, respectively. The Company operates its centralized credit functions under its wholly owned subsidiary, Reeds Financial Services, Inc. ("RFSI"). All credit extension, collection, and related activities are administered through RFSI.

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

     Accounts receivable (prior to allowance for doubtful accounts) increased 6.3% to $43,629,000 at February 28, 1998 from $41,049,000 at February 28, 1997, and had increased 3.6% from $39,631,000 at February 29, 1996. The allowance for doubtful accounts was 7.65% of accounts receivable (prior to allowance for doubtful accounts) at February 28, 1998 and was 7.5% at the end of February 1997 and 1996. Bad debt expense as a percentage of net sales decreased to 4.0% in the fiscal year ended February 28, 1998 from 3.6% and 3.8% in the years ended February 28, 1997 and February 28, 1996, respectively. The Company raised its allowance to 7.65% early in the fiscal year ended February 28, 1998 in anticipation of higher losses resulting from the Company's lack of ability to recover certain losses after terminating its UCC non-filing option.

Delinquency in the Company's accounts receivable dropped to 8.1% for the fiscal year ended February 28, 1998 from 8.9% and 9.5% in the fiscal years ended February 28, 1997 and February 29, 1996, respectively. The Company's policies and procedures regarding credit authorization, collection, and write-offs have not changed during the three-year period. Primarily as a result of the higher accounts receivable, finance charges grew to $7,078,000 in the fiscal year ended February 28, 1998 from $6,893,000 and $6,604,000 in the fiscal years ended February 28, 1997 and February 29, 1996, respectively.

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

EMPLOYEES

     As of February 28, 1998, the Company had a total of 780 full-time equivalent employees. Of these, 166 equivalents were employed in the corporate headquarters and the remaining 614 equivalents were employed in the stores. Throughout the year, the Company hires a number of part-time employees, primarily during the holiday shopping seasons. Approximately 70% of all employees during the year are full-time and 30% are part-time.

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

ITEM 2.  PROPERTIES

     With the exception of its downtown Wilmington location, which it owns, the Company occupies its various store premises under lease arrangements which are generally on a five to ten year basis with monthly payments of normally four to six percent of sales (generally defined as total receipts, net of returns, exchanges, and sales taxes), subject to minimum payments. The 99 leases are for locations in enclosed regional shopping malls. Under the terms of the typical lease, the Company is required to maintain and conform its usage to specified standards, often including required advertising expenditures, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities, insurance, and taxes. The table below sets forth information with respect to the expiration of leases on locations in operation or committed to by the Company as of February 28, 1998:

                                                             NUMBER OF LEASES
YEAR OF EXPIRATION                                             WHICH EXPIRE
------------------                                           ----------------
     1998..................................................          3
     1999..................................................         11
     2000..................................................          8
     2001..................................................         13
     2002..................................................          7
     2003..................................................          3
     2004..................................................          7
     2005..................................................          7
     2006..................................................         15
     2007..................................................         15
     2008..................................................         10

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

     A subsidiary of the Company purchases non-file UCC insurance from an unaffiliated insurance carrier for accounts originated in certain states and charges its customers in those states a non-file UCC insurance fee equal to the subsidiary's premium cost for that insurance. Non-file insurance reimburses the subsidiary for losses on accounts that result from its decision not to file a UCC financing statement for the collateral securing the account. Several plaintiffs have brought a civil action against numerous finance companies, jewelry retailers, furniture and appliance retailers, and insurance companies specifically including the Company whereby the plaintiffs have challenged certain aspects of the Company's non-file insurance practices. If the non-file insurance practices of the Company were determined to be invalid under applicable federal law or the laws of certain states, the Company could be required to refund non-file insurance fees, pay other damages to its former and current customers in those states and pay fines, penalties, and attorney's fees. The Company is actively working toward a negotiated settlement of the action. The Company has reached a tentative preliminary agreement to settle the action; however, the terms of such settlement have not been finalized. However, in anticipation of settling the action on the basis of the tentative preliminary agreement, the

Company has recorded a $700,000 charge, approximately $.08 per share, during the fourth quarter of the fiscal year ended February 28, 1998. There can be no assurance that the tentative preliminary agreement will be finalized. In such event, the Company will continue to contest the civil action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     As of May 15, 1998 there were 8,449,752 shares outstanding held by 223 shareholders of record plus approximately 300 non-objecting beneficial owners whose shares are held in nominee or "street" name by brokers. The Company has not paid any cash dividends on its stock since its inception, and has no intention to pay cash dividends in the foreseeable future. The Company's common stock trades on the American Stock Exchange under the symbol RJI. The quarterly high and low sales prices of the Company's common stock (adjusted for the 100% stock dividend issued on February 20, 1998) for the fiscal years ended February 28, 1998 and 1997 were as follows:


                                                               HIGH       LOW
                                                              -------   -------
FISCAL YEAR ENDED FEBRUARY 28, 1998
Fourth Quarter..............................................  $4.3750   $3.1875
Third Quarter...............................................   3.5625    3.2500
Second Quarter..............................................   4.2500    3.0625
First Quarter...............................................   3.6875    2.8750

FISCAL YEAR ENDED FEBRUARY 28, 1997
Fourth Quarter..............................................  $3.6250   $2.8750
Third Quarter...............................................   4.5000    3.1875
Second Quarter..............................................   4.5000    3.5000
First Quarter...............................................   4.7500    3.2500

ITEM 6.  SELECTED FINANCIAL DATA


                                                    1998      1997      1996      1995      1994
                                                  --------   -------   -------   -------   -------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND
                                                                 NUMBER OF STORES)
FIVE-YEAR SUMMARY
Net Sales.......................................  $102,845   $98,952   $89,801   $77,496   $67,305
Bad Debt Expense................................     4,092     3,538     3,419     3,000     2,761
Interest Expense................................     3,457     3,428     3,263     3,040     2,957
Net Earnings....................................     2,708     4,025     3,212     4,113     3,180
Earnings Per Share..............................       .32       .48       .38       .49       .38
Working Capital.................................    63,305    56,545    52,050    45,815    38,828
Total Assets....................................   100,986    97,519    88,886    77,401    67,499
Long-Term Debt, Less Current....................    43,804    39,651    38,019    29,278    25,803
Shareholders' Equity............................    35,903    33,195    29,143    25,827    21,666
Number of Stores................................        98       100        96        77        71

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Sales and Other Revenues

     At February 28, 1998 the Company operated 98 stores in thirteen states compared to 100 stores and 96 stores in twelve states at February 28, 1997 and February 29, 1996, respectively. Total net sales for fiscal 1998 were up 4% to $102,845,000 from $98,952,000 in fiscal 1997 which were 10% higher than sales of $89,801,000 in fiscal 1996. Same store sales, or stores open in comparable periods, were up 1% in 1998, were flat in 1997, and were up 2% in 1996.

     Average sales per store increased 3% to $1,032,000 per store in 1998; average sales per store were $1,004,000 and $1,048,000 in 1997 and 1996, respectively. Average sales per full-time equivalent employee rose 6% to $132,000 in 1998 and were 5% higher in 1997 over 1996, increasing to $125,000 from $119,000. Average sales per selling square foot increased 6% to $940 in 1998, after increasing 5% in 1997 to $890 from $846. The increase in sales in 1998 resulted from a 4% increase in the number of sales transactions, with the average sale unchanged at $145. In 1997, the average sale rose 12% and the number of sales transactions were down 1% when compared to 1996.

     Other revenues increased $751,000 in 1998 and $1,357,000 in 1997 over each of the prior years. The increases resulted primarily from higher levels of accounts receivable and the finance charges and credit insurance revenues related thereto. Finance charges were the primary component in each of the years, representing 62%, 64%, and 77% of other revenues in 1998, 1997, and 1996, respectively, with credit insurance products (property, disability, unemployment, and life) accounting for 8%, 9%, and 8% in the three years, respectively. Late fee income was 8% in 1998, 6% in 1997, and 2% in 1996. Income from extended service agreements accounted for 17%, 17%, and 16% of other revenues in 1998, 1997, and 1996, respectively. All other revenue items were less than 5% of the total.

  Gross Profit

     Gross profit was 37.6% of net sales in 1998, 39.5% in 1997, and 40.3% in 1996. The decrease in gross margins in 1998 was broad-based and resulted entirely from unfavorable changes in sales mix and merchandise pricing. The decrease in gross margins in 1997 resulted entirely from higher occupancy costs that, as a percentage of net sales, were 15% higher on a per store basis than a year earlier. The Company continues to enjoy competitive pricing on its purchases of merchandise. The Company plans to continue its aggressive approach to building market share by opening new stores and increasing sales in existing stores, and that is likely to result in further margin erosion during the year ending February 28, 1999.

  Selling, General, and Administrative Expenses (SG&A)

     Selling, general, and administrative expenses as a percentage of net sales were 37.3%, 37.2%, and 37.5% in 1998, 1997, and 1996, respectively. In 1998, the
Company reduced advertising expenditures by 1% over the prior year; in 1997, advertising was raised by 6%. For 1998, 1997, and 1996, advertising represented 4.7%, 5.0%, and 5.2% of net sales, respectively. Compensation expenses rose 3% in 1998 and accounted for 62% of SG&A expenses; similar expenses increased 11% in 1997 over 1996, and represented 63% and 62% of total SG&A, respectively during the two years.

  Bad Debt Expense

     Bad debt expense increased 16.0% to $4,092,000 (4.0% of net sales) in the year ended February 28, 1998 from $3,538,000 (3.6% of net sales) in 1997; bad debt expense in 1996 was $3,419,000 (3.8% of net sales). Actual write-offs as a percentage of net sales during each of the years were 3.7% in 1998, 3.4% in 1997, and 3.6% in 1996.

     The allowance for doubtful accounts at the end of 1998, 1997, and 1996 was 7.65%, 7.5%, and 7.5%, respectively, of customer receivables (prior to the allowance for doubtful accounts). The Company's policies and procedures regarding credit authorization, collection, and write-offs have not changed during the three-year period. Delinquent accounts (accounts more than 90 days past due) represented 8.1%, 8.9%, and 9.5% of the Company's accounts receivable portfolio on the last day of February 1998, 1997, and 1996, respectively.

  Interest Expense

     Interest expense decreased to 3.4% of net sales in 1998 from 3.5% in 1997 and 3.6% in 1996. In 1998, the Company's cost of borrowings averaged 7.70% compared to 8.05% a year earlier, and average outstanding debt was 6% higher than the year before, resulting in a $29,000 increase in interest expense. The $165,000 increase in 1997 was caused by a 13% increase in average outstanding debt from the year before.

  Income Taxes

     The provision for income taxes was $1,374,000 (33.2% effective rate) in 1998, $1,982,000 (33.0% effective rate) in 1997, and $1,689,000 (32.9% effective rate) in 1996. The change in effective rates in each of the last two years resulted primarily from the benefits attributable to the captive insurance company.

  Non-File UCC Insurance Litigation

     In May 1998, the Company received a preliminary approval order for a settlement in this previously discussed action; the final hearing on fairness is scheduled for July 3, 1998. In anticipation of settling this action, the Company recorded a $700,000 charge, approximately $ .08 per share, during the fourth quarter of the fiscal year ended February 28, 1998. Additional background details are available in Item 3 of our Form 10-K for the year ended February 28, 1998.

  Year 2000

     The Company is currently undertaking a full review of all its systems to ensure that they are able to operate efficiently after December 31, 1999. The Company believes that all of its operating systems will have been modified where necessary and that the problem does not pose a material operational issue or expense for the Company. Discussions with the Company's external suppliers are taking place to ensure that, as far as possible, they are taking similar action towards Year 2000 compliance with respect to their products and services.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires cash for purchasing inventory, opening new stores, making leasehold improvements, and acquiring equipment. Working capital needs normally peak in the fall as the Company increases inventories to meet anticipated demand during the all-important Christmas selling season. The Company's long-term growth strategy will require increasing working capital to fund capital expenditures, receivables, and inventories for new stores. Working capital needs will be financed through funds generated from operations and bank lines described below. Cash provided by operations in 1998 and 1997 was $1,630,000 and $1,735,000, respectively; cash used in operations was $413,000 in 1996.

     Capital expenditures totaled $3,141,000 in 1998, $3,222,000 in 1997, and $2,351,000 (plus $1,755,000 related to the acquisition of The Melart Jewelers, Inc.) in 1996. The Company opened new stores in 1998 in Dothan AL, Orlando FL, Columbia MD, Owings Mills MD, Meridian MS, St. Clairesville OH, and Newport News VA. It closed stores in Pensacola FL, Tallahassee FL, Baltimore MD, Frederick MD, Hagerstown MD, Landover MD, Bartlesville OK, Georgetown SC, and Norfolk VA during the fiscal year.

     Since year-end, the Company has opened a new store in Richmond VA and plans to open four to five more new stores in the current fiscal year. The Company has budgeted $4,500,000 for capital expenditures in the fiscal year ending February 28, 1999 for new store openings, major and minor remodels, and various other equipment. These capital expenditures will be financed through funds generated from operations and bank lines described below.

  Debt

     Borrowings under the Company's revolving credit facility averaged $43.0 million in 1998, $35.0 million in 1997, and $23.6 million in 1996. The maximum borrowings outstanding under the facility at any time during each year were $49.4 million in 1998, $43.0 million in 1997, and $33.7 million in 1996. At February 28, 1998, $42.9 million was outstanding under the facility, compared to $38.1 million and $33.6 million at February 28, 1997 and February 29, 1996, respectively.

     On December 21, 1995, the Company entered into a revolving credit agreement with two commercial banks whereby the Company could borrow up to $40,000,000 based on specified percentages of eligible inventory and accounts receivable. In June 1997, the Company increased its revolving credit facility to $45,000,000 and extended its expiration to July 31, 2000; covenants and other terms remained unchanged. In May 1998, the Company and the banks agreed to an additional seasonal increase to $50,000,000 from May 10 through December 31, 1998. The Company pays interest under the revolving credit facility at 30-day LIBOR plus 160-200 basis points or at the banks' prime rate plus 37 1/2 to 62 1/2 basis points, depending upon the Company's debt-to-worth ratio. As of May 1, 1998, the Company's rate was 30-day LIBOR plus 160 basis points.

     In order to cap the interest expense related to the revolving credit facility, on February 2, 1996, the Company purchased an interest rate cap with a major commercial bank as the counterparty. The swap was for a term of two years ending February 2, 1998 at a notional amount of $30 million, approximating 80% of the expected outstanding average balance on the revolving credit facility. At the end of each month during the term of the cap, if the 30-day LIBOR rate exceeds 6.00%, the Company will receive a payment for the difference between the 30-day LIBOR rate and 6.00% times the $30 million notional amount for the 30-day period. The Company paid $78,000 to purchase the cap and has no further obligations for any payments during the term. During the entire term, the Company received no payments under the agreement.

     The Company also has subordinated notes totaling $879,000 with three related parties, with interest payable monthly at the prime rate quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note, which is collateralized by substantially all of the Company's assets.

  Disclosure Regarding Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected by the Company in forward-looking statements: (i) unexpected changes in the marketing and pricing strategies of competitors; (ii) adverse changes in the political environments of countries providing raw materials for the jewelry industry; (iii) lack of available locations on terms acceptable to the Company; (iv) significant changes in interest rates; and (v) loss of key executives.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the information contained under the heading "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (except for the information contained under the subheadings "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions," which is not incorporated herein by reference).

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information contained under the heading "Compensation of Executive Officers" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information contained under the heading "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (except for the information contained under the subheadings "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions," which is not incorporated herein by reference).

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

     Herbert J. Zimmer and Jeffrey L. Zimmer are partners in the law firm of Zimmer and Zimmer, which serves as general counsel to the Company. During the fiscal year ended February 28, 1998, the Company paid Zimmer and Zimmer legal fees and reimbursement of costs advanced in the amount of $175,000; the Company paid $175,000 and $175,000 to Zimmer and Zimmer in 1997 and 1996, respectively.

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

(A)(3) EXHIBITS:

 3(a)   --   Charter and Charter Amendments of the Registrant, as amended effective June 28, 1990 (incorporated by reference to the
             Company's Form 10-K for the fiscal year ended February 28,
             1991, file number 0-15247)
 3(b)   --   Bylaws of the Registrant, as amended effective August 10,
             1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1991, file number
             0-15247)
 4      --   Registrant undertakes to furnish the Commission, upon
             request, a copy of any instrument defining the rights of
             holders of long-term debt of the Registrant and all of its subsidiaries for which consolidated or unconsolidated
             financial statements are required to be filed.
10(a)   --   Lease Agreement with Zimmer Brothers, a Partnership, dated
             February 13, 1986 and First Amendment dated August 15, 1986
             (incorporated by reference to the Company's Registration
             Statement on Form S-1, file number 33-10091)
10(b)   --   Second Amendment to Lease Agreement with Zimmer Brothers, a
             Partnership (incorporated by reference to the Company's Form
             10-K for the fiscal year ended February 28, 1991, file
             number 0-15247)
10(c)   --   1986 Employee Incentive Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form
             S-1, file number 33-10091)
10(d)   --   Shareholder Agreement (incorporated by reference to the
             Company's Registration Statement on Form S-1, file number
             33-10091)
10(e)   --   Lease Agreement with Zimmer Brothers, a Partnership, dated
             January 22, 1991 (incorporated by reference to the Company's
             Form 10-K for the fiscal year ended February 28, 1991, file
             0-15247)
10(f)   --   Reeds Jewelers 401(k) Profit Sharing Plan and Trust Summary
             (incorporated by reference to the Company's Form 10-K for
             the fiscal year ended February 28, 1993, file number
             0-15247)
10(g)   --   1992 Director Stock Option Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended
             February 28, 1993, file number 0-15247)
10(h)   --   Amendment dated March 23, 1987 to 1986 Employee Incentive
             Stock Option Plan (incorporated by reference to the
             Company's Form 10-K for the fiscal year ended February 28,
             1987, file number 0-15247)
10(i)   --   Form of non-qualified supplemental executive retirement plan
             (incorporated by reference to the Company's Form 10-K for
             the fiscal year ended February 28, 1994, file number
             0-15247)
10(j)   --   1994 Stock Option Plan (incorporated by reference to the
             Company's Form 10-K for the fiscal year ended February 28,
             1995, file number 0-15247)
10(k)   --   Stock Purchase Agreement between Reeds Jewelers, Inc. and
             the Shareholders of The Melart Jewelers, Inc. dated
             September 29, 1995 (incorporated by reference to the
             Company's Form 10-Q for the fiscal quarter ended August 31,
             1995, file number 0-15247)

21      --   List of Subsidiaries of the Registrant
23      --   Consent of Ernst & Young LLP
27      --   Financial data schedule (for SEC use only)

(B) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of May 1998.

                                          REEDS JEWELERS, INC.
                                          (Registrant)

                                          By       /s/ JAMES R. ROUSE
                                            ------------------------------------
                                                       James R. Rouse
                                               Treasurer and Chief Financial
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of May 1998.


                      SIGNATURE                                            TITLE
                      ---------                                            -----
                 /s/ ALAN M. ZIMMER                    President and Chief Executive Officer and
-----------------------------------------------------    Director
                   Alan M. Zimmer

                /s/ WILLIAM R. ZIMMER                  Chairman of the Board of Directors
-----------------------------------------------------
                  William R. Zimmer

                 /s/ JAMES R. ROUSE                    Treasurer and Chief Financial Officer
-----------------------------------------------------
                   James R. Rouse

                /s/ ALLAN E. METZNER                   Vice President and Corporate Controller
-----------------------------------------------------    (Principal Accounting Officer)
                  Allan E. Metzner

                /s/ ROBERTA G. ZIMMER                  Secretary and Director
-----------------------------------------------------
                  Roberta G. Zimmer

              /s/ GARLAND WADDY GARRETT                Director
-----------------------------------------------------
                Garland Waddy Garrett

                 /s/ FENTON N. HORD                    Director
-----------------------------------------------------
                   Fenton N. Hord

               /s/ ARLENE Z. SCHREIBER                 Director
-----------------------------------------------------
                 Arlene Z. Schreiber

               /s/ RICHARD F. SHERMAN                  Director
-----------------------------------------------------
                 Richard F. Sherman

                /s/ HERBERT J. ZIMMER                  Director
-----------------------------------------------------
                  Herbert J. Zimmer

                /s/ JEFFREY L. ZIMMER                  Director
-----------------------------------------------------
                  Jeffrey L. Zimmer

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
    YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 28, 1997, AND FEBRUARY 29, 1996

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES


Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Income...........................   F-4
Consolidated Statements of Shareholders' Equity.............   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7
Schedule II -- Valuation and Qualifying Accounts............  F-17

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Reeds Jewelers, Inc. and Subsidiaries
Wilmington, North Carolina

     We have audited the accompanying consolidated balance sheets of Reeds Jewelers, Inc. and subsidiaries as of February 28, 1998 and February 28, 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reeds Jewelers, Inc. and subsidiaries as of February 28, 1998 and February 28, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Raleigh, North Carolina
March 30, 1998

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     FEBRUARY 28,
                                                              --------------------------
                                                                  1998          1997
                                                              ------------   -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $    996,000   $   696,000
  Accounts receivable:
    Customers, less allowance of $3,338,000 in 1998 and
     $3,079,000 in 1997.....................................    40,291,000    37,970,000
    Other...................................................       627,000       696,000
  Merchandise inventories...................................    36,466,000    36,089,000
  Deferred income taxes.....................................     2,577,000     2,118,000
  Other.....................................................       582,000       490,000
                                                              ------------   -----------
         Total current assets...............................    81,539,000    78,059,000
Property, furniture and equipment:
  Land and building.........................................        83,000        83,000
  Furniture and equipment...................................    17,196,000    16,628,000
  Leasehold improvements....................................    10,776,000    10,895,000
                                                              ------------   -----------
                                                                28,055,000    27,606,000
  Less accumulated depreciation and amortization............    16,351,000    16,302,000
                                                              ------------   -----------
                                                                11,704,000    11,304,000
Other assets:
  Goodwill, net of accumulated amortization of $1,654,000 in
    1998 and $1,208,000 in 1997.............................     6,741,000     7,187,000
  Deferred income taxes, net of valuation allowance of
    $178,000 in 1998 and $220,000 in 1997...................       406,000       300,000
  Miscellaneous.............................................       596,000       669,000
                                                              ------------   -----------
                                                                 7,743,000     8,156,000
                                                              ------------   -----------
         Total assets.......................................  $100,986,000   $97,519,000
                                                              ============   ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  9,369,000   $11,490,000
  Accrued compensation......................................     2,586,000     2,539,000
  Accrued expenses..........................................     2,671,000     1,901,000
  Deferred revenue..........................................     1,548,000     1,434,000
  Income taxes (Note 6).....................................     1,998,000     1,746,000
  Current portion of long-term debt and subordinated notes
    payable (Note 2)........................................        62,000     2,404,000
                                                              ------------   -----------
         Total current liabilities..........................    18,234,000    21,514,000
Revolving credit note (Note 2)..............................    42,914,000    38,111,000
Long-term debt and subordinated notes payable, less current
  portion (Note 2)..........................................        11,000       661,000
Subordinated notes payable to shareholders (Note 2).........       879,000       879,000
Deferred income taxes.......................................     1,768,000     1,948,000
Deferred revenue............................................     1,222,000     1,102,000
Other long-term liabilities.................................        55,000       109,000
                                                              ------------   -----------
                                                                65,083,000    64,324,000
Commitments and contingencies (Notes 3 and 11)
Shareholders' equity (Notes 7 and 8):
  Common stock, par value $.10 per share, 10,000,000 shares
    authorized, 8,449,752 shares issued and outstanding in
    1998, 4,224,900 shares issued and outstanding in 1997...       844,000       422,000
  Additional paid-in capital................................    10,503,000    10,925,000
  Retained earnings.........................................    24,556,000    21,848,000
                                                              ------------   -----------
         Total shareholders' equity.........................    35,903,000    33,195,000
                                                              ------------   -----------
         Total liabilities and shareholders' equity.........  $100,986,000   $97,519,000
                                                              ============   ===========

                            See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    FISCAL YEAR ENDED
                                                        ------------------------------------------
                                                               FEBRUARY 28,
                                                        ---------------------------   FEBRUARY 29,
                                                            1998           1997           1996
                                                        ------------   ------------   ------------
Revenues:
  Net sales...........................................  $102,845,000   $ 98,952,000   $89,801,000
  Other (principally finance charges).................    11,439,000     10,688,000     9,331,000
                                                        ------------   ------------   -----------
                                                         114,284,000    109,640,000    99,132,000
Costs and expenses:
  Cost of sales (including occupancy).................    64,206,000     59,829,000    53,606,000
  Selling, general and administrative.................    38,388,000     36,838,000    33,716,000
  Interest............................................     3,457,000      3,428,000     3,263,000
  Bad debt............................................     4,092,000      3,538,000     3,419,000
                                                        ------------   ------------   -----------
                                                         110,143,000    103,633,000    94,004,000
                                                        ------------   ------------   -----------
Income before income taxes and extraordinary item.....     4,141,000      6,007,000     5,128,000
Income taxes (Note 6).................................     1,374,000      1,982,000     1,689,000
                                                        ------------   ------------   -----------
Net income before extraordinary item..................     2,767,000      4,025,000     3,439,000
Extraordinary item -- loss on early extinguishment of
  debt, net of income tax benefit of $40,000 in 1998
  and $151,000 in 1996................................       (59,000)            --      (227,000)
                                                        ------------   ------------   -----------
          Net income..................................  $  2,708,000   $  4,025,000   $ 3,212,000
                                                        ============   ============   ===========
Net income per common share:
  Income before extraordinary item....................  $        .33   $        .48   $      0.41
  Extraordinary item -- loss on early extinguishment
     of debt..........................................          (.01)            --          (.03)
                                                        ============   ============   ===========
Basic and diluted net income per common share.........  $        .32   $        .48   $       .38
                                                        ============   ============   ===========
Weighted average shares outstanding...................     8,449,752      8,442,160     8,415,406
                                                        ============   ============   ===========

                            See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 COMMON      ADDITIONAL       RETAINED
                                                 STOCK     PAID-IN CAPITAL    EARNINGS        TOTAL
                                                --------   ---------------   -----------   -----------
Balance at February 28, 1995..................  $382,000     $ 7,406,000     $18,039,000   $25,827,000
  Exercise of stock options for common
     stock....................................     2,000         102,000              --       104,000
  10% stock dividend (Note 7).................    38,000       3,390,000      (3,428,000)           --
  Net income for 1996.........................        --              --       3,212,000     3,212,000
                                                --------     -----------     -----------   -----------
Balance at February 29, 1996..................   422,000      10,898,000      17,823,000    29,143,000
  Exercise of stock options for common
     stock....................................        --          27,000              --        27,000
  Net income for 1997.........................        --              --       4,025,000     4,025,000
                                                --------     -----------     -----------   -----------
Balance at February 28, 1997..................   422,000      10,925,000      21,848,000    33,195,000
  Two-for-one stock split effective in the
     form of a 100% stock dividend (Note 7)...   422,000        (422,000)             --            --
  Net income for 1998.........................        --              --       2,708,000     2,708,000
                                                --------     -----------     -----------   -----------
Balance at February 28, 1998..................  $844,000     $10,503,000     $24,556,000   $35,903,000
                                                ========     ===========     ===========   ===========

                            See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FISCAL YEAR ENDED
                                                           --------------------------------------
                                                                 FEBRUARY 28
                                                           -----------------------   FEBRUARY 29,
                                                              1998         1997          1996
                                                           ----------   ----------   ------------
OPERATING ACTIVITIES
Net income...............................................  $2,708,000   $4,025,000   $  3,212,000
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
     Depreciation........................................   2,741,000    2,363,000      2,064,000
     Amortization........................................     446,000      446,000        226,000
     Provision for deferred income taxes.................    (745,000)    (520,000)      (106,000)
     (Gain) loss on sale of property, furniture and
       equipment.........................................          --      (92,000)       116,000
     Changes in operating assets and liabilities:
       Accounts receivable...............................  (2,252,000)  (1,264,000)     3,080,000
       Merchandise inventories...........................    (377,000)  (5,678,000)    (1,456,000)
       Other current assets and miscellaneous assets.....     (19,000)    (283,000)        74,000
       Accounts payable..................................  (2,121,000)   1,918,000     (1,526,000)
       Accrued compensation and expenses.................     817,000      (55,000)    (5,829,000)
       Deferred revenue..................................     234,000      199,000        357,000
       Income taxes......................................     252,000      747,000       (705,000)
       Other long-term liabilities.......................     (54,000)     (71,000)        80,000
                                                           ----------   ----------   ------------
Net cash provided by (used in) operating activities......   1,630,000    1,735,000       (413,000)

INVESTING ACTIVITIES
Purchases of property, furniture and equipment...........  (3,141,000)  (3,222,000)    (2,351,000)
Acquisition of The Melart Jewelers, Inc..................          --           --     (1,755,000)
                                                           ----------   ----------   ------------
Net cash used in investing activities....................  (3,141,000)  (3,222,000)    (4,106,000)

FINANCING ACTIVITIES
Proceeds from exercise of stock options..................          --        6,000        104,000
Net proceeds from revolving credit note..................   4,803,000    4,420,000     14,691,000
Principal payments on debt...............................  (2,992,000)  (2,429,000)   (10,224,000)
                                                           ----------   ----------   ------------
Net cash provided by financing activities................   1,811,000    1,997,000      4,571,000
                                                           ----------   ----------   ------------
Net increase in cash and cash equivalents................     300,000      510,000         52,000
Cash and cash equivalents at beginning of year...........     696,000      186,000        134,000
                                                           ----------   ----------   ------------
Cash and cash equivalents at end of year.................  $  996,000   $  696,000   $    186,000
                                                           ==========   ==========   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest...............................................  $3,275,000   $3,479,000   $  3,407,000
                                                           ==========   ==========   ============
  Income taxes...........................................  $1,082,000   $1,755,000   $  2,291,000
                                                           ==========   ==========   ============

                            See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1998

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

EXTRAORDINARY LOSS

     The extraordinary loss of $59,000 and $227,000 for the years ending February 28, 1998 and February 29, 1996, respectively, net of income tax benefit of $40,000 and $151,000, represents the write-off of loan origination fees and prepayment penalties paid on the early extinguishment of debt.

MERCHANDISE INVENTORIES

     Merchandise inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method.

ACCOUNTS RECEIVABLE

     Accounts receivable include installment amounts maturing more than one year from the balance sheet dates, in accordance with trade practice. Interest rates on these balances vary by state. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the outstanding accounts receivable balance less the value received for any merchandise repossessed due to uncollectible accounts. As of February 28, 1998, the Company had no significant concentrations of credit risk with individual customers.

INTEREST RATE RISK MANAGEMENT

     The Company enters into various interest rate swaps and caps in managing its interest rate risk. Payments to or from counterparties are recorded as adjustments to interest expense.

PROPERTY, FURNITURE AND EQUIPMENT

     Property, furniture and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided using the straight-line method over the useful life of the improvement or the remaining lease term, whichever is shorter. The estimated useful lives are as follows:

Building....................................................      40 years
Furniture and equipment.....................................  5 - 10 years
Leasehold improvements......................................  5 - 10 years

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

GOODWILL


     Goodwill represents the excess cost over the fair value of net assets acquired and is being amortized on a straight-line basis over 15-40 years.


EARNINGS PER COMMON SHARE


     In 1997, the Financial Accounting Standards Board issued Statement No. 128 Earnings per Share ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. In accordance with SFAS 128, basic earnings per share presented is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share presented is computed using the weighted average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the "treasury stock" method. All periods presented have been restated to conform with SFAS 128. Certain stock options are considered anti-dilutive and therefore have not been included in the computation. In accordance with SFAS 128, the weighted average number of shares of common stock outstanding for all periods presented has been adjusted to reflect the increase in the number of shares outstanding as a result of the two-for-one stock split in the form of a one hundred percent stock dividend described in Note 7.


CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

DEFERRED REVENUE

     For the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," revenue from these contracts was deferred and recognized in income on a straight-line basis over the contract period. This deferred revenue has been separated into its current and long-term portions on the balance sheet. Commission costs that are directly related to the acquisition of these contracts are deferred and charged to expense in proportion to the revenue recognized. All other costs, such as costs of services performed under the contracts, general and administrative expenses, and advertising expenses, are charged to expense as incurred.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Total advertising expense was approximately $4,845,000, $4,903,000, and $4,621,000 for 1998, 1997
and 1996, respectively.

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has estimated the fair value amounts of financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," using market information available to management as of February 28, 1998 and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

Company would realize in a current market exchange. The carrying amount of assets and liabilities are reasonable estimates of their fair values.

LONG-LIVED ASSETS

     In fiscal year 1997, the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under the provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property and equipment and intangibles, including goodwill, in relation to the operating performance and expected future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. Since adoption, no impairment losses have been recognized.

STOCK BASED COMPENSATION

     Prior to March 1,1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Pursuant to APB 25, compensation expense was recorded only to the extent that the current market price of the underlying stock exceeded the exercise price on the date of grant. On March 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant when issued at market value, or (ii) continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (see Note 8).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which are both effective for fiscal years beginning after December 15, 1997. SFAS 130 addresses reporting amounts of other comprehensive income and SFAS 131 addresses reporting segment information. The Company does not believe that the adoption of these new standards will have a material impact on its financial statements.

2. LONG-TERM DEBT AND NOTES PAYABLE

     Long-term debt at February 28, 1998 and February 28, 1997 consisted of the following:

                                                               1998        1997
                                                              -------   ----------
Senior subordinated note, unsecured, payable in quarterly
  principal installments of $588,000; interest payable
  quarterly at 12.31%.......................................  $    --   $2,939,000
Other.......................................................   73,000      126,000
                                                              -------   ----------
                                                               73,000    3,065,000
Less current portion........................................   62,000    2,404,000
                                                              -------   ----------
                                                              $11,000   $  661,000
                                                              =======   ==========

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

     The aggregate maturities of long-term debt are as follows:

YEAR ENDING FEBRUARY 28,
------------------------
1999........................................................  $62,000
2000........................................................   11,000
                                                              -------
                                                              $73,000
                                                              =======

     The Company also has subordinated notes payable to shareholders totaling $879,000 at February 28, 1998 and 1997 with interest at prime (8.5% at February 28, 1998). These notes are unsecured and subordinate to the revolving credit note and the senior subordinated note payable and are due upon full payment of all senior obligations or with approval of all senior lenders, and are therefore classified as long-term liabilities.

     On December 21, 1995, the Company entered into a revolving secured credit agreement (the "revolver") whereby the Company can borrow up to $40,000,000 based on specified percentages of eligible inventory and accounts receivable.

     In June 1997, the Company increased its revolving credit facility ("credit facility") to $45,000,000 and extended its expiration to July 31, 2000; covenants and other terms remained unchanged. This agreement also provides for an additional seasonal increase to $50,000,000 from July 1 through December 31, 1997. Interest under the credit facility payable monthly, at an interest rate ranging from at the 30-day LIBOR rate (5.69% at February 28, 1998) plus 1.6% to 2.0% or prime plus .38% to .63% based on the Company's debt-to-worth ratio. The Company had $42,914,000 outstanding on this revolver at February 28, 1998, which is classified as a long-term liability based on its expiration date.

     To limit increases in interest expense due to changes in 30-day LIBOR, the Company paid $78,000 on February 2, 1996 to purchase a two-year, $30,000,000 interest rate protection agreement. The interest rate protection agreement limits the Company's exposure to 30-day LIBOR of 6.0% (7.6% to 8.0% with the 1.6% to 2.0% spread). The initial premium paid to acquire the interest rate protection agreement is being amortized as an increase to interest expense over the two-year term of the agreement. The interest rate protection agreement expired on February 2, 1998. No payments had been received from the counterparty as of February 28, 1998.

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

     The corporate offices and related facilities are leased from certain shareholders under operating lease agreements. The leases expire at various times through 2006. Aggregate monthly payments for these leases total approximately $21,000. Annual rent of approximately $255,000 was paid to shareholders during each of the years ended February 28, 1998, February 28, 1997 and February 29, 1996.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

     Total rent expense was $10,521,000, $9,858,000, and $8,038,000 including percentage rent of $695,000, $769,000, and $830,000 for the years ended February 28, 1998, February 28, 1997, and February 29, 1996, respectively. Future minimum lease payments are as follows:

1999........................................................  $ 7,500,000
2000........................................................    6,709,000
2001........................................................    6,012,000
2002........................................................    4,508,000
2003........................................................    4,066,000
Thereafter..................................................   12,546,000
                                                              -----------
                                                              $41,341,000
                                                              ===========

4. PROFIT SHARING AND 401(K) SAVINGS PLAN

     The Company has a contributory profit sharing and 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. Contributions are made on a discretionary basis as authorized by the Board of Directors. The Company's contributions to the profit sharing and 401(k) savings plan totaled $355,000, $236,000, and $176,000 for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively.

5. RELATED PARTY LEGAL FEES

     The Company incurred legal fees with a firm whose principals are shareholders and members of the Board of Directors of the Company of approximately $175,000 for each of the years ended February 28, 1998, February 28, 1997, and February 29, 1996.

6. INCOME TAXES

     The provision for income taxes for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 consists of the following:

                                                        1998         1997         1996
                                                     ----------   ----------   ----------
Currently payable:
  Federal..........................................  $1,736,000   $2,120,000   $1,278,000
  State............................................     343,000      382,000      366,000
                                                     ----------   ----------   ----------
                                                      2,079,000    2,502,000    1,644,000
Deferred:
  Federal..........................................    (604,000)    (453,000)     (85,000)
  State............................................    (141,000)     (67,000)     (21,000)
                                                     ----------   ----------   ----------
                                                       (745,000)    (520,000)    (106,000)
                                                     ----------   ----------   ----------
                                                     $1,334,000   $1,982,000   $1,538,000
                                                     ==========   ==========   ==========

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

     A reconciliation of the provision for income taxes to income tax expense, computed by applying the statutory federal income tax rate to pre-tax earnings at February 28, 1998, February 28, 1997 and February 29, 1996, is as follows:

                                                        1998         1997         1996
                                                     ----------   ----------   ----------
Income tax expense at statutory federal rate.......  $1,375,000   $2,043,000   $1,627,000
Increase (decrease) resulting from:
  Tax attributable to captive insurance company
     income not taxed for federal purposes.........    (217,000)    (222,000)    (170,000)
State income taxes, net of federal income tax
  benefit..........................................     226,000      252,000      237,000
Other..............................................     (50,000)     (91,000)    (156,000)
                                                     ----------   ----------   ----------
                                                     $1,334,000   $1,982,000   $1,538,000
                                                     ==========   ==========   ==========

     The tax effects of temporary differences at February 28, 1998 and February 28, 1997 that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                                 1998          1997
                                                              -----------   ----------
Deferred tax liabilities:
  Tax over book depreciation................................  $ 1,768,000   $1,948,000
                                                              -----------   ----------
Total deferred tax liabilities..............................    1,768,000    1,948,000
Deferred tax assets:
  Deferred revenue..........................................      995,000      912,000
  Net operating loss carryforwards..........................       49,000       51,000
  Accrued expenses..........................................      476,000      410,000
  Reserves..................................................    1,641,000    1,265,000
                                                              -----------   ----------
Total deferred tax assets...................................    3,161,000    2,638,000
Valuation allowance for deferred tax assets                      (178,000)    (220,000)
                                                              -----------   ----------
Net deferred tax assets.....................................    2,983,000    2,418,000
                                                              -----------   ----------
Net deferred taxes..........................................  $(1,215,000)  $ (470,000)
                                                              ===========   ==========

     The Company's deferred income tax benefit results from the following:

                                                                        FISCAL YEAR ENDED
                                                            ------------------------------------------
                                                            FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 29,
                                                                1998           1997           1996
                                                            ------------   ------------   ------------
Excess of tax over financial reporting:
  Depreciation............................................   $(179,000)     $(302,000)    $     44,000
  Deferred revenue........................................     (83,000)       (68,000)        (125,000)
  Vacation accrual........................................     (13,000)       (24,000)         (15,000)
  Reserves................................................    (376,000)       (71,000)         (16,000)
  Other items, net........................................     (94,000)       (55,000)           6,000
                                                             ---------      ---------     ------------
                                                             $(745,000)     $(520,000)    $   (106,000)
                                                             =========      =========     ============

     At February 28, 1998, certain companies of the consolidated group have state net operating loss carryovers, expiring through 2006, of $1,479,000 for tax return purposes.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances for certain state net operating losses and deferred state tax assets which management believes it is more likely than not that the Company will not realize any benefit.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

7. STOCK SPLIT

     On February 10, 1998, the Company declared a two-for-one stock split effective in the form of a one hundred percent stock dividend to shareholders of record as of February 11, 1998. On February 20, 1998, the Company issued 4,224,900 shares of common stock in connection with this stock split. Accordingly, approximately $422,000 was transferred from additional paid-in capital to common stock, representing the par value of additional shares issued. Additionally, on May 8, 1995, the Company declared a ten percent stock dividend to shareholders of record as of May 11, 1995. On June 1, 1995, the Company issued 381,894 shares of common stock in connection with this dividend. Accordingly, amounts equal to the fair market value (based on quoted market prices, as adjusted) of the additional shares issued have been charged to retained earnings and credited to common stock and additional paid-in capital.

     Earnings per common share, weighted average shares outstanding, and all stock option activity have been restated to reflect the stock dividends.

8. STOCK OPTION PLAN

     Under the 1986 Employee Incentive Stock Option Plan (the "1986 Plan"), options were authorized to be granted to key employees to purchase 50,000 shares of common stock at a price not less than the fair market value at the date of grant. In July 1994, the Company amended the 1986 Plan to terminate all future grants of options. Options outstanding under the 1986 Plan are fully vested and exercisable under the original terms of the agreement, expiring at various times from July 1998 through July 2000.

     Under the 1992 Director Stock Option Plan (the "1992 Plan"), options were authorized to be granted to nonemployee directors to purchase 10,000 shares of common stock at a price not less than the fair market value at the date of grant. In July 1994, the Company amended the 1992 Plan to terminate all future grants of options. Options outstanding under the 1992 Plan are fully vested and exercisable under the original terms of the agreement, expiring in July 1998.

     On July 13, 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). Under the 1994 Plan, options to purchase 484,000 shares of common stock (as adjusted for the 1998 and 1995 stock dividends) may be granted to key employees and nonemployee directors. The 1994 Plan allows for the grant of "incentive" and "nonqualified' options that allow the holder to purchase shares of common stock at a price not less than the fair market value at the date of grant. The 1994 Plan permits the grant of options for a term of up to ten years. Vesting terms for options granted under the 1994 Plan are determined at the discretion of the Compensation Committee. During fiscal 1998, the Company granted options for 24,000 shares of common stock with vesting terms of 20% per year and options for 14,000 shares of common stock, which vested immediately. Options outstanding under the 1994 plan expire at various times from July 1999 through July 2007.

     Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to February 28, 1995 under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions as of February 28, 1998 and 1997 and February 29, 1996:

                                                     1998           1997          1996
                                                   ---------      ---------      -------
Risk-free interest rate..........................       5.80%          6.93%        6.20%
Dividend yield...................................          0%             0%           0%
Volatility factor................................       .454           .472         .524
Expected life....................................  8.7 years      6.5 years      9 years

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

     Option valuation models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below:

                                                                      YEAR ENDED
                                                            -------------------------------
                                                              FEBRUARY 28,
                                                            ----------------   FEBRUARY 29,
                                                             1998     1997         1996
                                                            ------   -------   ------------
Net income -- as reported.................................  $2,708   $ 4,025      $3,212
Net income -- pro forma...................................   2,663     3,991       3,163
Net income per share -- as reported.......................     .32       .48         .38
Net income per share -- pro forma.........................     .31       .47         .37

     Stock option activity, as restated for the two-for-one stock split in the form of a one hundred percent stock dividend described in Note 7, under each of these plans for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 were as follows:

                                          1986 AND 1992 PLANS               1994 PLAN
                                       --------------------------   --------------------------
                                       NUMBER OF       OPTION       NUMBER OF       OPTION
                                        SHARES         PRICE         SHARES         PRICE
                                       ---------   --------------   ---------   --------------
Options outstanding at February 28,
  1995...............................    96,316    $1.34 to $3.00    329,362    $5.01 to $5.51
  Granted............................        --                --     45,660    $         4.75
  Exercised..........................   (18,150)   $1.34 to $3.00    (12,100)   $5.01 to $5.51
  Canceled...........................      (484)   $1.34 to $3.00    (49,568)   $5.01 to $5.51
                                        -------    --------------    -------    --------------
Options outstanding at February 29,
  1996...............................    77,682    $1.34 to $3.00    313,354    $4.50 to $5.51
  Granted............................        --                --     20,000    $4.00 to $4.40
  Exercised..........................   (16,940)   $1.34 to $1.70         --                --
  Canceled...........................        --                --    (14,944)   $4.75 to $5.01
                                        -------    --------------    -------    --------------
Options outstanding at February 28,
  1997...............................    60,742    $1.55 to $3.00    318,410    $4.00 to $5.51
  Granted............................        --                --     38,000    $3.88 to $4.26
  Exercised..........................        --                --         --                --
  Canceled...........................      (484)   $         2.58     (1,968)   $4.75 to $5.51
                                        -------    --------------    -------    --------------
Options outstanding at February 28,
  1998...............................    60,258    $1.55 to $3.00    354,442    $3.88 to $5.51
                                        =======    ==============    =======    ==============
Options exercisable at February 28,
  1998...............................    60,258    $1.55 to $3.00    213,602    $3.88 to $5.51
                                        =======    ==============    =======    ==============
Options available for grant at
  February 28, 1998                          --                      117,458
                                        =======                      =======

     Approximately 273,860, 100,346 and 119,089 outstanding awards were exercisable at February 28, 1998, February 28, 1997 and February 29, 1996.

     The weighted-average remaining contractual life of options outstanding as of February 28, 1998 is 4.8 years. The weighted-average exercise price of options outstanding as of February 28, 1998 is $4.58.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

     Options granted during the year ended February 28, 1998, February 28, 1997 and February 29, 1996 had the following weighted-average information:

                                                         GRANT DATE STOCK   GRANT DATE STOCK
                                                          PRICE EQUAL TO    PRICE LESS THAN
                                                          EXERCISE PRICE     EXERCISE PRICE
                                                         ----------------   ----------------
February 29, 1996
  Weighted-average fair value..........................       $3.22              $  --
  Weighted-average exercise price......................       $4.75              $  --
February 28, 1997
  Weighted-average fair value..........................       $2.29              $1.71
  Weighted-average exercise price......................       $4.40              $4.00
February 28, 1998
  Weighted-average fair value..........................       $2.54              $1.73
  Weighted-average exercise price......................       $3.88              $4.26

     At February 28, 1998 and 1997, the Company has reserved 532,158 and 532,642 shares, respectively, of common stock for future issuance related to the stock option plans.

9. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted income per common share in accordance with Statement No. 128, "Earnings per Share":

                                                        1998         1997         1996
                                                     ----------   ----------   ----------
Numerator:
  Numerator for basic and diluted income per
     share -- net income available to common
     shareholders..................................  $2,708,000   $4,025,000   $3,212,000
Denominator:
  Denominator for basic income per
     share -- weighted-average shares..............   8,449,752    8,442,160    8,415,406
  Effect of dilutive securities:
     Employee stock options........................      16,000       23,000       50,000
                                                     ----------   ----------   ----------
  Denominator for diluted income per
     share -- adjusted weighted-average shares.....   8,465,752    8,465,160    8,465,406
                                                     ==========   ==========   ==========
Basic and diluted income per common share
                                                     $      .32   $      .48   $      .38
                                                     ==========   ==========   ==========

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

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


     The following unaudited pro forma summary of consolidated results of operations has been prepared as if the above acquisition had taken place at March 1, 1996. The results of operations of the acquisition for the years ended February 28, 1998 and 1997 are included in the Company's accompanying income statement for the full year.



                                                                 YEAR ENDED
                                                              FEBRUARY 28, 1996
                                                              -----------------
Net revenues................................................    $107,628,000
Net income before extraordinary item........................       2,423,000
Extraordinary item..........................................         227,000
Net income..................................................       2,196,000



     These pro forma results do not purport to be indicative of the results that would have actually been obtained if the respective business had been acquired as of March 1, 1996 or of results that may occur in the future.


11. COMMITMENTS AND CONTINGENCIES

     A subsidiary of the Company purchases non-file UCC insurance from an unaffiliated insurance carrier for accounts originated in certain states and charges its customers in those states a non-file UCC insurance fee equal to the subsidiary's premium cost for that insurance. Non-file insurance reimburses the subsidiary for losses on accounts that result from its decision not to file a UCC financing statement for the collateral securing the account. Several plaintiffs have brought a civil action against numerous finance companies, jewelry retailers, furniture and appliance retailers, and insurance companies specifically including the Company whereby the plaintiffs have challenged certain aspects of the Company's non-file insurance practices. If the non-file insurance practices of the Company were determined to be invalid under applicable federal law or the laws of certain states, the Company could be required to refund non-file insurance fees, pay other damages to its former and current customers in those states and pay fines, penalties, and attorney's fees. The Company is actively working toward a negotiated settlement of the action. The Company has reached a tentative preliminary agreement to settle the action; however, the terms of such settlement have not been finalized. However, in anticipation of settling the action on the basis of the tentative preliminary agreement, the Company has recorded a $700,000 charge, approximately $.08 per share, during the fourth quarter of the fiscal year ended February 28, 1998. There can be no assurance that the tentative preliminary agreement will be finalized. In such event, the Company will continue to contest the civil action vigorously.

                                                                     SCHEDULE II

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
     YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                                        COLUMN C
           COLUMN A               COLUMN B             ADDITIONS             COLUMN D      COLUMN E
           --------             ------------    ------------------------    ----------    ----------
                                 BALANCE AT     CHARGED TO    CHARGED TO                  BALANCE AT
                                BEGINNING OF    COSTS AND       OTHER                       END OF
DESCRIPTION                        PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
-----------                     ------------    ----------    ----------    ----------    ----------
Year ended February 28, 1998:
  Allowance for doubtful
     accounts.................   $3,079,000     $4,092,000     $    --      $3,833,000(1) $3,338,000
  Valuation allowance for
     deferred tax assets......      220,000             --          --          42,000(4)    178,000
                                 ----------     ----------     -------      ----------    ----------
                                 $3,299,000     $4,092,000     $    --      $3,875,000    $3,516,000
                                 ==========     ==========     =======      ==========    ==========
Year ended February 28, 1997:
  Allowance for doubtful
     accounts.................   $2,934,000     $3,538,000     $    --      $3,393,000(1) $3,079,000
  Valuation allowance for
     deferred tax assets......      202,000             --      18,000(3)           --       220,000
                                 ----------     ----------     -------      ----------    ----------
                                 $3,136,000     $3,538,000     $18,000      $3,393,000    $3,299,000
                                 ==========     ==========     =======      ==========    ==========
Year ended February 29, 1996:
  Allowance for doubtful
     accounts.................   $2,869,000     $3,419,000     $    --      $3,354,000(1) $2,934,000
  Valuation allowance for
     deferred tax assets......      200,000             --       2,000(2)           --       202,000
                                 ----------     ----------     -------      ----------    ----------
                                 $3,069,000     $3,419,000     $ 2,000      $3,354,000    $3,136,000
                                 ==========     ==========     =======      ==========    ==========

---------------

(1) Uncollectible accounts written off.
(2) State net operating losses.
(3) State deferred tax assets unlikely to be realized.
(4) State deferred tax assets likely to be realized.