Form 10-Q
period 1998-05-31
REEDS JEWELERS INC
filed 1998-07-15
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 1998
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of July 10, 1998 was 8,461,852.

                                     Part I

Item 1.  FINANCIAL STATEMENTS

         The consolidated financial statements included herein have been prepared by Reeds Jewelers, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended February 28, 1998.

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                               February 28,          May 31,            May 31,
                                                                  1998                1998                1997
                                                             ------------         ------------         -----------
ASSETS
Cash and cash equivalents                                    $    996,000         $     42,000         $    42,000
Accounts receivable:
     Customers, less allowance for doubtful accounts
      of $3,338,000, $3,210,000, and $2,982,000                40,291,000           38,747,000          35,996,000
      Other                                                       627,000              646,000             744,000
Merchandise inventories                                        36,466,000           40,920,000          40,269,000
Deferred income taxes                                           2,577,000            2,285,000           2,089,000
Other                                                             582,000              754,000             843,000
                                                             ------------         ------------         -----------
        Total current assets                                   81,539,000           83,394,000          79,983,000

Property and equipment                                         28,055,000           29,065,000          28,306,000
Less: accumulated depreciation and amortization                16,351,000           17,045,000          16,377,000
                                                             ------------         ------------         -----------
         Net property and equipment                            11,704,000           12,020,000          11,929,000

Goodwill, net of accumulated amortization of
   $1,655,000, $1,766,000, and $1,320,000                       6,741,000            6,630,000           7,076,000
Other                                                           1,002,000              926,000             924,000
                                                             ------------         ------------         -----------
         Total other assets                                     7,743,000            7,556,000           8,000,000
                                                             ------------         ------------         -----------

    TOTAL ASSETS                                             $100,986,000         $102,970,000         $99,912,000
                                                             ============         ============         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                             $  9,369,000         $  9,597,000         $15,687,000
Accrued expenses                                                5,312,000            4,742,000           4,476,000
Deferred revenue (Note D)                                       1,548,000            1,391,000           1,438,000
Income taxes                                                    1,998,000              170,000                   0
Current portion of long-term debt                                  62,000            2,920,000           2,410,000
                                                             ------------         ------------         -----------
        Total current liabilities                              18,289,000           18,820,000          24,011,000

Revolving credit note                                          42,914,000           45,000,000          39,080,000
Long-term debt and subordinated notes payable                      11,000                    0             241,000
Subordinated notes payable to shareholders                        879,000              879,000             879,000
Deferred income taxes                                           1,768,000            1,387,000           1,920,000
Deferred revenue (Note D)                                       1,222,000              936,000           1,075,000
                                                             ------------         ------------         -----------
       Total long-term liabilities                             46,794,000           48,202,000          43,195,000

Common stock, par value $0.10 per share;
   10,000,000 shares authorized; 8,449,752
   shares issued and outstanding at February
   28, 1998 and May 31, 1998;
   4,224,876 shares issued and
   outstanding at May 31, 1997 (Note B)                           844,000              844,000             422,000
Additional paid-in capital  (Note B)                           10,503,000           10,503,000          10,925,000
Retained earnings                                              24,556,000           24,601,000          21,359,000
                                                             ------------         ------------         -----------
        Total shareholders' equity                             35,903,000           35,948,000          32,706,000
                                                             ------------         ------------         -----------

      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                $100,986,000         $102,970,000         $99,912,000
                                                             ============         ============         ===========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                         Three months ended May 31,
                                                          1998                 1997
                                                       -----------         ------------

Revenues:
   Net sales                                           $20,431,000         $ 20,276,000
   Other (principally finance charges)                   3,501,000            2,842,000
                                                       -----------         ------------

        Total revenues                                  23,932,000           23,118,000

Costs and expenses:
   Cost of sales (including
        occupancy costs)                                13,244,000           13,230,000
   Selling, general, and administrative                  8,968,000            8,963,000
   Bad debt                                                802,000              819,000
   Interest                                                851,000              836,000
                                                       -----------         ------------

        Total costs and expenses                        23,865,000           23,848,000
                                                       -----------         ------------


Earnings before income taxes                                67,000             (730,000)

Income taxes                                                22,000             (241,000)
                                                       -----------         ------------

Net earnings                                           $    45,000         $   (489,000)
                                                       ===========         ============



Basic and diluted earnings per share  (Note B)         $      0.01         $      (0.06)
                                                       ===========         ============

Weighted average shares outstanding  (Note B)            8,449,752            8,449,752
                                                       ===========         ============

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three months ended May 31,
                                                                      1998                 1997
                                                                  -----------          -----------

Cash flows from operating activities:
   Net earnings                                                   $    45,000          $  (489,000)
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                816,000              748,000
         Provision for loss on accounts receivable                    802,000              819,000
         (Gain) loss on sale of property and equipment                 (1,000)              14,000
         Changes in assets and liabilities:
            Accounts receivable                                       723,000            1,107,000
            Merchandise inventories                                (4,454,000)          (4,180,000)
            Other assets                                             (104,000)             (32,000)
            Trade payables                                            230,000            4,168,000
            Accrued expenses                                         (660,000)              36,000
            Deferred revenue                                          135,000               33,000
            Income taxes                                           (2,405,000)          (1,959,000)
                                                                  -----------          -----------

      Net cash provided by (used in) operating activities          (4,873,000)             265,000

Cash flows from investing activities:
   Proceeds from sale of property and equipment                             0                4,000
   Capital expenditures                                            (1,014,000)          (1,276,000)
                                                                  -----------          -----------

      Net cash used in investing activities                        (1,014,000)          (1,272,000)

Cash flows from financing activities:
   Net proceeds from revolving credit note                          4,948,000              969,000
   Principal payments on debt                                         (15,000)            (616,000)
                                                                  -----------          -----------

      Net cash provided by financing activities                     4,933,000              353,000
                                                                  -----------          -----------

Net change in cash                                                   (954,000)            (654,000)
Cash, beginning of period                                             996,000              696,000
                                                                  -----------          -----------

Cash, end of period                                               $    42,000          $    42,000
                                                                  ===========          ===========


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                    $   851,000          $   848,000
                                                                  ===========          ===========
      Income taxes                                                $ 2,207,000          $ 1,796,000
                                                                  ===========          ===========

REEDS JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  MANAGEMENT'S OPINION

    These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended February 28, 1998.

    Management of Reeds Jewelers, Inc. believes that the consolidated financial statements contained herein contain all adjustments necessary to present fairly the financial position, consolidated results of operations, and cash flows for the interim period. Management also believes that all adjustments so made are of a normal and recurring nature.

B.  STOCK SPLIT

    Adjusted for two-for-one stock split effective in the form of a 100% stock dividend on February 20, 1998.

C.  RECLASSIFICATIONS

    Certain reclassifications were made to the 1997 financial statements to conform to the classifications used in 1998.

D.  DEFERRED REVENUE

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

    During the first quarter of the current year, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. These contracts provide for warranty periods of 24 to 36 months. As a result of this change, the Company will continue to recognize existing deferred revenues from previously sold contracts through February 28, 2001 and will now recognize commission revenue for the unrelated third-party extended warranty plans at the time of sale.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITI0N AND RESULTS OF OPERATIONS

Results of Operations

     Sales

Net sales of $20,431,000 for the three months ended May 31, 1998 were nearly 1% higher than the same period a year earlier, although the Company operated three fewer stores during the first quarter of 1998 and ended the period with 99 stores. Comparable store sales of 1.8% in March, 3.9% in April, and 2.6% in May resulted in a 3.1% same-store increase for the quarter.

Total transactions fell 6.7%, but were only 0.4% lower in comparable stores. The decrease in total transactions was the result of fewer stores being operated. The decrease in comparable store transactions occurred primarily because the Company did not repeat a low-priced traffic promotion that it ran a year ago. On the other hand, as a result of the low-priced promotion not being repeated, the average price of each piece of merchandise sold increased 20% to $238 from $199 during the quarter.

The Company averaged 92.1% in-stock on its key and core items during the first quarter of both years. The Company averaged 81.8% in-stock on its entire basic merchandise mix compared to 86.4% during the same quarter last year. During the first quarter of 1998, key and core merchandise accounted for 49.9% of net sales, 52.3% of the items in the Company's basic merchandise mix, and 40.5% of its inventory investment. In the first quarter of last year, key & core merchandise represented 52.9% of net sales, 63.2% of the items offered, and 41.2% of inventory.

Advertising expenditures were 17% less for the quarter than a year earlier. The Company reduced the size of its newspaper insert for Mother's Day by 67%, but plans to spend the savings from this quarter to increase its marketing efforts in select markets during the remainder of the year.

Sales on the Company's proprietary credit card were down 1.0% while cash sales rose 2.5%. Credit sales accounted for 48.7% of total net sales, compared to 49.6% during the first quarter of last year. The average credit sale during the first quarter of 1998 was 6.1% higher than the same quarter in 1997. The average credit sale was also 4.8 times the size of the average cash sale, compared to
4.9 times in 1997; the primary reason for this difference, however, is the large number of cash repair sales the Company transacts. The Company's credit marketing efforts resulted in 18.1% more applications being obtained and 14.4% more new accounts being opened during the first quarter of the current year than during the same period a year ago.

     Gross Profit

Gross profit increased 2.0% to $7,187,000 from $7,046,000; the resulting gross margins rose to 35.2% from 34.8%. The improvement in gross margins resulted from a reduction of 4.5% in occupancy costs, saving 88 basis points. Excluding occupancy costs, gross profit was 0.6% lower and gross margins were 75 basis points lower. The deterioration in gross margins excluding occupancy costs resulted from changes in the sales mix. Sales of gold and semi-precious color, the Company's highest margin category, fell 14.6%. Sales of watches, the Company's lowest margin merchandise category, rose 29.4%. Sales of diamonds, the Company's largest category, rose 2.4%.

     Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative costs were essentially flat, rising only $5,000 in the current quarter over the same quarter a year earlier. The slight increase resulted in a reduction of the expense as a percentage of net sales to 43.9% from 44.2%. Salary costs were 2.8% higher in the current quarter, but were offset by a 14.5% reduction in supplies costs and a 32.0% reduction in communications expense as the Company began to realize the benefits of the voice and data network it implemented last year.


     Bad Debt Expense

Bad debt decreased 2.1% to $802,000 from $819,000 and fell to 3.9% of net sales for the quarter compared to 4.0% a year earlier. Gross write-off for bad debts increased 1.0% and net write-off, after recovery of amounts previously written off, increased 1.8%.

     Other Revenues

Other revenues increased 23.2% for the three-month period over a year ago. The $3,501,000 of other revenues resulted from an 8.7% increase in finance charge revenue, a 96.4% increase in revenues from extended service agreements, a 6.3% increase in credit insurance income, a 30.6% increase in late fee income, and an 11.3% reduction in various other smaller items. Finance charges represented 54.0% of other revenues, extended service agreements were 26.0%, credit insurance income was 7.3%, late fee income was 8.1%, and other items were 4.6%.

During the first quarter of the current year, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. These contracts provide for warranty periods of 24 to 36 months. As a result of this change, the Company will continue to recognize existing deferred revenues from previously sold contracts through February 28, 2001 and will now recognize commission revenue for the unrelated third-party extended warranty plans at the time of sale. The effect of this change during the first quarter of this year was an additional $370,000, or about 56% of the increase in other revenues.

     Interest Expense

Interest expense rose $15,000 during the quarter to $851,000. Average borrowings were 8.5% higher than during the first quarter of last year. However, the Company's effective interest rate during the current quarter fell to 7.3% from 8.1% a year ago. The lower effective rate resulted primarily from a reduction of 13 basis points in the LIBOR rate upon which the Company's bank revolver rate is based and from a reduction of 20 basis points in the spread resulting from improvement in its debt to equity ratio. The balance of the savings resulted because the Company paid off its subordinated debt in June of last year.

     Income Taxes and Net Earnings

The Company's anticipated tax rate was 33% in the first quarter of both years. The Company earned $45,000 in the quarter ended May 31, 1998, compared to a loss of $489,000 in the previous year. On a basic and diluted basis, the Company earned $0.01 per share in the first quarter of 1998 compared to a loss of $0.06 per share in the same quarter of 1997.

     Non-File UCC Insurance Litigation

In May 1998, the Company received a preliminary approval order for a settlement in this previously discussed action. In anticipation of settling this action, the Company recorded a $700,000 charge during the fourth quarter of the fiscal year ended February 28, 1998.The final hearing on fairness was held July 2, 1998 and the order was approved. The final order provided for, among other things, the following: the payment of $486,000 to a settlement fund and the payment of administrative fees that are expected to be no more than $135,000.
Additional details are available in Item 1 of Part II of this report.

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

Liquidity and Capital Resources

     Working Capital

Working capital increased 15% to $64,574,000 at May 31, 1998 from $55,972,000 at May 31, 1997. Of the $8,602,000 increase, 60.3% resulted from a reduction in current liabilities, 32.0% from increased accounts receivable, and 7.6% from higher investments in inventories. The ratio of current assets to current liabilities as of May 31, 1998 was 4.43 to 1, compared to 3.3 to 1 a year earlier.

Customer receivables at the end of the first quarter, net of allowance for doubtful accounts, were $38,747,000, up $2,751,000 or 7.6% from the same date last year. Contractual delinquency at the end of the quarter was 6.6% lower than at May 31, 1997, representing 8.5% of the portfolio compared to 9.1%. In calculating delinquency, the Company considers the entire balance of an account to be delinquent when an account becomes three payments behind. Credit extension and collection policies were consistent during each of the two periods.

Merchandise inventories at the end of the first quarter of 1998 were 1.6% higher than a year earlier --- $40,920,000 compared to $40,269,000. The investment in inventories on a per store basis was up 4.7% from a year earlier. In addition to owned inventories, the Company's offerings included an additional 22.2%, or $8,537,000, in consigned inventories at May 31, 1998 and an additional 21.3%, or $9,091,000, at May 31, 1997.

     Debt

On December 21, 1995, the Company entered into a revolving credit agreement with two commercial banks whereby the Company could borrow up to $40,000,000 based on specified percentages of eligible inventory and accounts receivable. In June 1997, the Company increased its revolving credit facility to $45,000,000 and extended its expiration to July 31, 2000; covenants and other terms remained unchanged. In May 1998, the Company and the banks agreed to an additional seasonal increase to $50,000,000 from May 10 through December 31, 1998. The Company pays interest under the revolving credit facility at 30-day LIBOR plus 160-200 basis points or at the banks' prime rate plus 37 1/2 to 62 1/2 basis points, depending upon the Company's debt-to-worth ratio. As of May 31, 1998, the Company's rate was 30-day LIBOR plus 160 basis points.

Borrowings under the Company's revolving credit facility averaged $43.9 million during the quarter ended May 31, 1998 and $38.8 million during the same quarter of 1997. The maximum borrowings outstanding under the facility at any time during the two quarters were $47.9 and $40.0, respectively. At May 31, 1998, $47.9 was outstanding under the facility, compared to $39.1 at May 31, 1997. Substantially all of the Company's assets serve as collateral for the revolving bank facility.

The Company also has subordinated notes totaling $879,000 with three related parties, with interest payable monthly at the prime rate quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note.

     Capital Expenditures

Capital expenditures for leaseholds, equipment, furniture and fixtures were $1,014,000 during the three months ended May 31, 1998, compared to $1,276,000 for the same period in the previous year. During the quarter the Company opened one additional store in the metropolitan Richmond VA market. In June, the Company opened stores in Atlanta GA, Lexington KY, and Johnson City TN. The Company has existing commitments to open one additional store in the current year and has two commitments towards the 8-10 planned openings for next year.

     Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected by the Company in forward-looking statements: (a) unexpected changes in the marketing and pricing strategies of competitors; (b) adverse changes in the political environments of countries providing raw materials for the jewelry industry; (c) lack of available locations on terms acceptable to the Company;
(d) significant changes in interest rates; and (e) loss of key executives.

     Impact of Inflation

The Company generally follows the practice of passing on price changes to its customers. As a result, management believes its operations have not been materially affected by inflationary factors during the periods reported herein. Increases in labor and other costs must be recovered through operating efficiencies and improved gross profits.

At this time, management knows of no other material events or uncertainties that would cause the financial information contained herein not be indicative of the operating results or future financial condition of Reeds Jewelers, Inc.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

        The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

        However, a subsidiary of the Company has purchased non-file UCC insurance from an unaffiliated insurance carrier for accounts originated in certain states and has charged its customers in those states a non-file UCC insurance fee equal to the subsidiary's premium cost for that insurance. Non-file insurance reimburses the subsidiary for losses on accounts that result from its decision not to file a UCC financing statement for the collateral securing the account. Several plaintiffs have brought a civil action against numerous finance companies, jewelry retailers, furniture and appliance retailers, and insurance companies specifically including the Company whereby the plaintiffs have challenged certain aspects of the Company's non-file insurance practices. In May 1998, the Company received a preliminary approval order for a settlement in this previously discussed action. In anticipation of settling this action, the Company recorded a $700,000 charge during the fourth quarter of the fiscal year ended February 28, 1998. The final hearing on fairness was held July 2, 1998 and the order was approved. The final order provided for, among other things, the following: the payment of $486,000 to a settlement fund and the payment of administrative fees that are expected to be no more than $135,000.

Item 2.     Changes in Securities.

          Not applicable.

Item 3.     Defaults Upon Senior Securities

          Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

          None.

Item 5.     Other Information.

          Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

          (a)     Exhibits.

                  27 - Financial Data Schedule (for SEC use only).

          (b)     Reports on Form 8-K.

                  Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      REEDS JEWELERS, INC.


        July 11, 1998                 /s/ James R. Rouse
        -------------                 -----------------------------
                                          James R. Rouse
                                          Treasurer and
                                          Chief Financial Officer