Form 10-Q
period 1998-08-31
REEDS JEWELERS INC
filed 1998-10-15
CIK 805900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED AUGUST 31, 1998
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of October 13, 1998 was 8,464,272.

                                     Part I

Item 1.  FINANCIAL STATEMENTS

         The consolidated financial statements included herein have been prepared by Reeds Jewelers, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended February 28, 1998.

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                            February 28,        August 31,       August 31,
                                                                    1998              1998             1997
                                                            ------------        ----------       ----------
ASSETS
Cash and cash equivalents                                   $    996,000      $     43,000      $     42,000
Accounts receivable:
   Customers, less allowance for doubtful accounts
   of $3,338,000, $3,197,000, and $2,949,000                  40,291,000        38,597,000        35,594,000
   Other                                                         627,000           632,000           818,000
Merchandise inventories                                       36,466,000        40,876,000        38,248,000
Deferred income taxes                                          2,577,000         2,162,000         2,062,000
Other                                                            582,000           631,000           940,000
                                                            ------------      ------------      ------------
        Total current assets                                  81,539,000        82,941,000        77,704,000

Property and equipment                                        28,055,000        29,487,000        28,369,000
Less: accumulated depreciation and amortization               16,351,000        17,220,000        15,887,000
                                                            ------------      ------------      ------------
        Net property and equipment                            11,704,000        12,267,000        12,482,000

Goodwill, net of accumulated amortization of
   $1,655,000, $1,877,000, and $1,431,000                      6,741,000         6,518,000         6,964,000
Other                                                          1,002,000           854,000           902,000
                                                            ------------      ------------      ------------
        Total other assets                                     7,743,000         7,372,000         7,866,000
                                                            ------------      ------------      ------------

     TOTAL ASSETS                                           $100,986,000      $102,580,000      $ 98,052,000
                                                            ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                            $  9,369,000      $  9,448,000      $  8,329,000
Accrued expenses                                               5,312,000         3,793,000         3,686,000
Deferred revenue (Note D)                                      1,548,000         1,230,000         1,432,000
Income taxes                                                   1,998,000           144,000          (285,000)
Current portion of long-term debt                                 62,000         4,217,000         3,263,000
                                                            ------------      ------------      ------------
        Total current liabilities                             18,289,000        18,832,000        16,425,000

Revolving credit note                                         42,914,000        45,000,000        45,000,000
Long-term debt and subordinated notes payable                     11,000                 0            43,000
Subordinated notes payable to shareholders                       879,000           845,000           879,000
Deferred income taxes                                          1,768,000         1,185,000         1,889,000
Deferred revenue (Note D)                                      1,222,000           688,000         1,040,000
                                                            ------------      ------------      ------------
        Total long-term liabilities                           46,794,000        47,718,000        48,851,000

Common stock, par value $0.10 per share;
   25,000,000 shares authorized; 8,449,752
   shares issued and outstanding at February 28, 1998;
   8,464,272 shares issued and outstanding
   August 31, 1998; 4,224,876 shares
   issued and outstanding at August 31, 1997 (Note B)            844,000           846,000           422,000
Additional paid-in capital  (Note B)                          10,503,000        10,541,000        10,925,000
Retained earnings                                             24,556,000        24,643,000        21,429,000
                                                            ------------      ------------      ------------
        Total shareholders' equity                            35,903,000        36,030,000        32,776,000
                                                            ------------      ------------      ------------

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                   $100,986,000      $102,580,000      $ 98,052,000
                                                            ============      ============      ============

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                        Three months ended August 31,         Six months ended August 31,
                                                               1998              1997                1998             1997
                                                       ------------       ------------       ------------     ------------
Revenues:
   Net sales                                           $ 21,052,000       $ 19,802,000       $41,483,000      $ 40,078,000
   Other (principally finance charges)                    3,315,000          2,935,000         6,816,000         5,777,000
                                                       ------------       ------------       -----------      ------------

        Total revenues                                   24,367,000         22,737,000        48,299,000        45,855,000

Costs and expenses:
   Cost of sales (including
      occupancy costs)                                   13,815,000         12,705,000        27,059,000        25,667,000
   Selling, general, and administrative                   8,659,000          8,075,000        17,627,000        17,306,000
   Bad debt                                                 912,000            871,000         1,714,000         1,690,000
   Interest                                                 918,000            882,000         1,769,000         1,718,000
                                                       ------------       ------------       -----------      ------------

        Total costs and expenses                         24,304,000         22,533,000        48,169,000        46,381,000
                                                       ------------       ------------       -----------      ------------

Earnings before income taxes and
    extraordinary item                                       63,000            204,000           130,000          (526,000)

Income taxes                                                 21,000             75,000            43,000          (166,000)
                                                       ------------       ------------       -----------      ------------

Net earnings before
    extraordinary item                                       42,000            129,000            87,000          (360,000)
                                                       ------------       ------------       -----------      ------------

Extraordinary item - loss on early
    extinguishment of debt, net of
    income tax benefit of $ 40,000                                             (59,000)                            (59,000)
                                                       ------------       ------------       -----------      ------------

Net earnings                                           $     42,000       $     70,000       $    87,000      $   (419,000)
                                                       ============       ============       ===========      ============



Earnings per share
   Basic and diluted earnings per share
   before extraordinary item                           $       0.01       $       0.02       $      0.01      $      (0.04)
   Extraordinary item - loss on early
       extinguishment of debt                                                    (0.01)                              (0.01)
                                                       ------------       ------------       -----------      ------------

Basic and diluted earnings per share                   $       0.01       $       0.01       $      0.01      $      (0.05)
                                                       ============       ============       ===========      ============

Weighted average shares
     Outstanding (Note B)                                 8,459,116          8,449,752         8,454,434         8,449,752
                                                       ============       ============       ===========      ============

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six months ended August 31,
                                                                     1998               1997
                                                              -----------       ------------
Cash flows from operating activities:
   Net earnings                                               $    87,000       $   (419,000)
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                          1,697,000          1,532,000
         Provision for loss on accounts receivable              1,714,000          1,690,000
         (Gain) loss on sale of property and equipment              4,000           (122,000)
         Changes in assets and liabilities:
            Accounts receivable                                   (25,000)           564,000
            Merchandise inventories                            (4,410,000)        (2,159,000)
            Other assets                                           83,000           (406,000)
            Trade payables                                         82,000         (3,161,000)
            Accrued expenses                                   (1,494,000)          (636,000)
            Deferred revenue                                     (852,000)           (64,000)
            Income taxes                                       (2,022,000)        (2,034,000)
                                                              -----------       ------------

        Net cash used in operating activities                  (5,136,000)        (5,215,000)

Cash flows from investing activities:
            Proceeds from sale of property and equipment                              19,000
            Capital expenditures                               (2,053,000)        (2,588,000)
                                                              -----------       ------------

        Net cash used in investing activities                  (2,053,000)        (2,569,000)

Cash flows from financing activities:
     Proceeds from revolving credit note                        6,261,000         10,091,000
     Principal payments on debt                                   (31,000)        (2,961,000)
     Proceeds from exercise of options on common stock              6,000
                                                              -----------       ------------

        Net cash provided by financing activities               6,236,000          7,130,000
                                                              -----------       ------------

Net change in cash                                               (953,000)          (654,000)
Cash, beginning of period                                         996,000            696,000
                                                              -----------       ------------

Cash, end of period                                           $    43,000       $     42,000
                                                              ===========       ============


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                              $ 1,769,000       $  1,778,000
                                                              ===========       ============
        Income taxes                                          $ 1,898,000       $  1,826,000
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

B.  STOCK SPLIT

    Weighted average shares and per share amounts have been adjusted for the two-for-one stock split effective in the form of a 100% stock dividend on February 20, 1998.

C.  RECLASSIFICATIONS

    Certain reclassifications were made to the 1997 financial statements to conform to the classifications used in 1998.

D.  DEFERRED REVENUES

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Sales

Net sales of $21,052,000 for the three months ended August 31, 1998 were 6% higher than the same period a year earlier. The Company operated 102 stores in the second quarter of the current year, compared to 100 a year earlier. Comparable store sales of 3.7% in June, 7.9% in July, and 1.0% in August resulted in a 3.1% same-store increase for the second quarter. Total transactions were up .6% and comparable store transactions were 3% higher than the same quarter last year. For the six-month period ended August 31, 1998, net sales increased 3.5% to $41,483,000 up from $40,078,000 a year ago. Year-to-date total transactions were down 3.2% and comparable store transactions were up 1.2%. Comparable store sales year-to-date were 2.9%.

The Company averaged 97.4% in-stock on its key and core items during the second quarter this year, up 220 basis points from the same quarter last year. The Company averaged 81.4% in-stock on its entire basic merchandise mix compared to 89.0% during the same quarter last year. During the second quarter of 1998, key and core merchandise accounted for 47.3% of net sales, 53.8% of the items in the Company's basic merchandise mix, and 34.2% of its inventory investment. Year to date, the Company averaged 94.6% in-stock on its key and core items, up 88 basis points from the first six months of last year, and averaged 83.2% on its entire basic merchandise mix compared to 88.3% last year same period. For the first six months of the current year, key and core merchandise accounted for 48.6% of net sales, 48.7% of the items in the Company's basic merchandise mix, and 37.3% of its inventory investment.

Sales on the Company's proprietary credit card were up 3.9% and cash sales rose 8.8% during the second quarter of the current year. Credit sales accounted for 49.7% of total net sales, compared to 50.8% during the second quarter of last year. The average credit sale during the second quarter of 1998 was 7.0% higher than the same quarter in 1997. The average credit sale was also 4.9 times the size of the average cash sale, compared to 5.0 times in 1997; the primary reason for the difference in the average cash and credit sale is the large number of cash repair sales that yield a lower price per transaction. The Company's credit marketing efforts resulted in 9.7% more applications being obtained and 10.5% more new accounts being opened during the second quarter of the current year than during the same period a year ago. For the first six months of the current year, the Company's credit card sales were up 1.5% and cash sales were up 5.6%. Year to date credit sales accounted for 49.2% of total net sales. The average credit sale for the current year was 7.2% higher than the same period a year ago, and was 4.8 times the size of the average cash sale. Year to date the Company has obtained 13.6% more credit applications and has approved 12.4% more than the first six months of last year.

    Gross Profit

During the second quarter of the current year, gross profit increased 2.0% to $7,237,000 from $7,097,000; the resulting gross margins were 34.4%, down from 35.8%. Excluding occupancy costs, gross profit was 3.7% higher and gross margins were 140 basis points lower. Sales of gold and semi-precious color, the Company's highest margin category, fell 8.4%. Sales of watches, the Company's lowest margin merchandise category, rose 14.0%. Sales of diamonds, the Company's largest category, rose 6.8%. Gross profit increased 0.1%, and gross margins were 120 basis points lower for the first six months of the current year compared to same time frame last year.

    Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative costs increased 7.2% to $8,659,000 from $8,075,000 in the current quarter over the same quarter a year earlier. For the quarter, supplies increased 21.8%, salary costs were up 6.4% and commissions increased 12.0%, while telephone charges decreased by 12.5% and commercial insurance costs decreased by 19.1%. For the six months ended August 31, 1998, SG&A increased 1.9% over the same period one year ago.

    Bad Debt Expense

Bad debt increased 4.7% to $912,000 from $871,000 and fell to 4.3% of net sales for the quarter compared to 4.4% a year earlier. Gross write-offs for bad debts increased 1.4% and net write-off, after recovery of amounts previously written off, increased 1.2%. Year to date, the expense was 1.4% higher than a year earlier, representing 4.1% of total net sales.

    Other Revenues

Other revenues increased 12.9% for the three-month period over a year ago. The $3,315,000 of other revenues resulted from increases of 8.4% in finance charge revenue, 39.8% in revenues from extended service agreements, 17.2% in credit insurance income, and 21.8% in late fee income. Finance charges represented 56.5% of other revenues, extended service agreements were 19.9%, credit insurance income was 8.1%, and late fee income was 8.4%. During the first six months of the fiscal year, other revenues increased 18.0% to 6,816,000 as a result of an 8.5% increase in finance charge revenue, an 11.6% increase in credit insurance income, a 26.1% increase in late fee income, and a 67.8% increase in revenues from extended service agreements.

During the first quarter of the current year, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. These contracts provide for warranty periods of 24 to 36 months. As a result of this change, the Company will continue to recognize existing deferred revenues from previously sold contracts through February 28, 2001 and will now recognize commission revenue for the unrelated third-party extended warranty plans at the time of sale. The effect of this change during the second quarter of this year was an additional $349,000 increase in other revenues.

    Interest Expense

Interest expense rose $36,000 during the quarter to $918,000. Average borrowings were 3.9% higher than during the second quarter of last year. The Company's effective interest rate during the current quarter was essentially flat, rising to 7.38% from 7.37% a year ago. In addition, the Company had paid off its subordinated debt in June of last year. Year to date, the expense was up $51,000 and remained constant at 4.3% of net sales.

    Income Taxes and Net Earnings

The Company's anticipated tax rate was 33% in the second quarter of both years. The Company earned $42,000 in the quarter ended August 31, 1998 compared to $70,000 in the previous year. On a basic and diluted basis, the Company earned $0.01 per share in both the second quarters of 1998 and of 1997. For the first half of the fiscal year, the Company earned $87,000, or $ 0.01 per share, compared to a loss of $419,000, or $ 0.05 per share, during the same period last year.

    Non-File UCC Insurance Litigation

In July 1998, the final hearing of fairness for a settlement in this previously discussed action was held and was approved. The final order provided for, among other things, the following: the payment of

$486,000 to a settlement fund and the payment of administrative fees that are expected to be no more than $135,000. In the fourth quarter of the fiscal year ended February 28, 1998, the Company recorded a $700,000 charge in anticipation of this settlement. The Company does not expect payments for this matter to exceed the set forth amount, and therefore sees no affect on the current year's financial position. Additional details are available in Item 1 of Part II of this report.

    Year 2000

The Company has completed a full review of all its systems to determine whether they will operate properly and efficiently after December 31, 1999. The Company believes that all of its operating systems have been modified, where necessary and that Year 2000 does not pose a material operational issue or expense for the Company. The Company had planned on upgrading its software package a year ago, and since the upgrade was already set up to operate effectively in the Year 2000, no extra costs were incurred to prepare for the Year 2000. The Company plans on doing a test run on all software packages before fiscal year end February 28, 1999 to ensure compliance with Year 2000. Discussions with the Company's external suppliers have been taking place with respect to their products and services and the Company does not foresee any material problems with any of its vendors.

Liquidity and Capital Resources

    Working Capital

Working Capital increased 4.6% to $64,109,000 at August 31, 1998 from $61,279,000 at August 31, 1997. Of the $2,830,000 increase, 92.9% resulted from higher investments in inventories. Current liabilities increased 14.7%, primarily as the result of the increase in accounts payable due to higher inventories. The ratio of current assets to current liabilities as of August 31, 1998 was 4.4 to 1, compared to 4.7 to 1 a year earlier.

As of August 31, 1998, customer receivables, net of allowance for doubtful accounts, were $38,597,000 up $3,003,000 or 8.4% from the same date last year. Contractual delinquency at the end of the quarter was 11.0% lower than at August 31, 1997, representing 8.9% of the portfolio compared to 10.0%. In calculating delinquency, the Company considers the entire balance of an account to be delinquent when an account becomes three payments behind. Credit extension and collections policies were consistent during each of the two periods.

Merchandise inventories at August 31, 1998 were 6.9% higher than a year earlier -- $40,876,000 compared to $38,248,000. The investment in inventories on a per store basis was up 4.2% from a year earlier. In addition to owned inventories, the Company's offerings included an additional 25.4% or $10,376,000 in consigned inventories at August 31, 1998 and an additional 30.1%, or $11,513,000 at August 31, 1997.

    Debt

On December 21, 1995 the Company entered into a revolving credit agreement with two commercial banks whereby the Company could borrow up to $40,000,000 based on specified percentages of eligible inventory and accounts receivable. In June 1997, the Company increased its revolving credit facility to $45,000,000 and extended it expiration to July 31, 2000; covenants and other terms remained unchanged. In May 1998, the Company and the banks agreed to an additional seasonal increase to $50,000,000 from May 10 through December 31, 1998. The Company pays interest under the revolving credit facility at 30-day LIBOR plus 160-200 basis points or at the banks' prime rate plus 37 1/2 to 62 1/2 basis points, depending upon the Company's debt-to-worth ratio. As of August 31, 1998, the Company's rate was 30-day LIBOR plus 170 basis points.

Borrowings under the Company's revolving credit facility averaged $48.5 million during the quarter ended August 31, 1998 and $45.6 million during the same quarter of 1997. The maximum borrowings outstanding under the facility at any time during the two quarters were $49.5 million and $47.9 million, respectively. At August 31, 1998, $49.0 million was outstanding under the facility, compared to $47.9 million at August 31, 1997. Substantially all of the Company's assets serve as collateral for the revolving bank facility.

The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note.

    Capital Expenditures

Capital expenditures for leaseholds, equipment, furniture and fixtures were $2,053,000 during the six months ended August 31, 1998, compared to $2,588,000 for the same period in the previous year. During the current quarter, the Company opened four additional stores in metropolitan areas of Atlanta GA, Lexington KY, Johnson City TN, and Athens GA. In September 1998 the Company purchased four stores in Iowa. The Company has existing commitments to open one additional store in the current year and has two commitments towards the 8-10 planned openings in the next year.

    Disclosures Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Accordingly, the Company identifies the following factors that could cause the Company's plans to open 8-10 new stores in the next year to not materialize: (a) lack of available locations on terms acceptable to the Company; and (b) significant changes in interest rates. Other factors that could cause the Company's financial results to differ materially from its plans are: (a) unexpected changes in the marketing and pricing strategies of competitors; (b) adverse changes in the political environments of countries providing raw materials for the jewelry industry; and (c) the loss of key executives.


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

        However, in the past, a subsidiary of the Company purchased non-file UCC insurance from an unaffiliated insurance carrier for accounts originated in certain states and charged its customers in those states a non-file UCC insurance fee equal to the subsidiary's premium cost for that insurance. Non-file insurance reimbursed the subsidiary for losses on accounts that resulted from its decision not to file a UCC financing statement for the collateral securing the account. Several plaintiffs brought a civil action against numerous finance companies, jewelry retailers, furniture and appliance retailers, and insurance companies, specifically including the Company whereby the plaintiffs have challenged certain aspects of the Company's non-file insurance practices. This civil action suit was discussed in more detail in previous filings, including its February 28, 1998 10-K and Annual Report. In May 1998, the Company received a preliminary approval order for a settlement, which in July 1998 was approved. The final order provided for, among other things, the payment of $486,000 to a settlement fund and the payment of administrative fees that are expected to be no more than $135,000. The Company does not anticipate this decision to have any affect on the current years financial statements due to the fact that at year end February 1998, the Company recorded a $700,000 charge in anticipation of this decision.


Item 2. Changes in Securities.

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The Annual Meeting of Shareholders was held on Tuesday, July 14, 1998, and the following matters were submitted to a vote of the shareholders:

        (b) To elect nine directors (Garland Waddy Garrett, Fenton N. Hord, Arlene Z. Schreiber, Richard F. Sherman, Alan M. Zimmer, Herbert J. Zimmer, Jeffrey L. Zimmer, Roberta G. Zimmer, and William R. Zimmer) to serve until the 1999 Annual Meeting of Shareholders or until their successors are elected and qualified: for Garland Waddy Garrett, Fenton N. Hord, Arlene
               Z. Schreiber, Richard F. Sherman, Alan M. Zimmer, Herbert J. Zimmer, and Jeffrey L. Zimmer, 8,097,218 votes were cast in favor, 152,990 votes were withheld, and 199,544 shares did not vote: for Roberta G. Zimmer and William R. Zimmer, 8,097,018 votes were cast in favor, 153,190 votes were withheld, and 199,544 did not vote.

        (c) To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending February 28, 1999: 8,247,788 votes were cast in favor, 484 votes against, 1,936 votes abstained, and 199,544 shares did not vote.

        (d) To approve an amendment to the Amended Articles of Incorporation increasing the number of authorized shares of common stock to 25,000,000: 7,787,898 votes were cast in favor, 458,858 were against, 3,452 votes abstained, and 199,544 shares did not vote.

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


                                                       REEDS JEWELERS, INC.


        October 13, 1998                               /s/   James R. Rouse
        ----------------                               -------------------------
                                                             James R. Rouse
                                                             Treasurer and
                                                        Chief Financial Officer