Form 10-Q
period 1998-11-30
REEDS JEWELERS INC
filed 1999-01-13
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED NOVEMBER 30, 1998
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of January 12, 1999 was 8,476,372.

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

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                          February 28,      November 30,      November 30,
                                                                  1998              1998              1997
                                                          ------------      ------------      ------------
ASSETS
Cash and cash equivalents                                 $    996,000      $     46,000      $     45,000
Accounts receivable:
     Customers, less allowance for doubtful accounts
        of $3,338,000, $3,369,000, and $3,040,000           40,291,000        40,676,000        36,695,000
     Other                                                     627,000           701,000         1,069,000
Merchandise inventories                                     36,466,000        49,559,000        45,323,000
Deferred income taxes                                        2,577,000         2,175,000         2,102,000
Other                                                          582,000         1,659,000           911,000
                                                          ------------      ------------      ------------
        Total current assets                                81,539,000        94,816,000        86,145,000

Property and equipment                                      28,055,000        30,016,000        28,755,000
Less: accumulated depreciation and amortization             16,351,000        17,717,000        16,541,000
                                                          ------------      ------------      ------------
        Net property and equipment                          11,704,000        12,299,000        12,214,000

Goodwill, net of accumulated amortization of
   $1,654,000, $1,989,000, and $1,543,000                    6,741,000         6,407,000         6,853,000
Other                                                        1,002,000           963,000         1,248,000
                                                          ------------      ------------      ------------
        Total other assets                                   7,743,000         7,370,000         8,101,000
                                                          ------------      ------------      ------------

    TOTAL ASSETS                                          $100,986,000      $114,485,000      $106,460,000
                                                          ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                          $  9,369,000      $ 21,957,000      $ 15,590,000
Accrued expenses                                             5,312,000         4,825,000         5,238,000
Deferred revenue (Note D)                                    1,548,000         1,068,000         1,441,000
Income taxes                                                 1,998,000           192,000          (277,000)
Current portion of long-term debt                               62,000         2,872,000         2,674,000
                                                          ------------      ------------      ------------
        Total current liabilities                           18,289,000        30,914,000        24,666,000

Revolving credit note                                       42,914,000        45,000,000        45,000,000
Long-term debt and subordinated notes payable                   11,000                 0            27,000
Subordinated notes payable to shareholders                     879,000           845,000           879,000
Deferred income taxes                                        1,768,000         1,132,000         1,991,000
Deferred revenue (Note D)                                    1,222,000           473,000         1,039,000
                                                          ------------      ------------      ------------
        Total long-term liabilities                         46,794,000        47,450,000        48,936,000

Common stock, par value $0.10 per share;
   25,000,000 shares authorized; 8,449,752 shares
   issued and outstanding at February 28, 1998;
   8,464,272 shares issued and outstanding at
   November 30, 1998; 4,224,876 shares issued
   and outstanding at November 30, 1997 (Note B)               844,000           846,000           422,000
Additional paid-in capital (Note B)                         10,503,000        10,541,000        10,925,000
Retained earnings                                           24,556,000        24,734,000        21,511,000
                                                          ------------      ------------      ------------
        Total shareholders' equity                          35,903,000        36,121,000        32,858,000
                                                          ------------      ------------      ------------

    TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                               $100,986,000      $114,485,000      $106,460,000
                                                          ============      ============      ============

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                           Three months ended November 30;     Nine months ended November 30,
                                                    1998             1997             1998              1997
                                             -----------      -----------      -----------       -----------
Revenues:
   Net sales                                 $24,339,000      $23,087,000      $65,822,000       $63,165,000
   Other (principally finance charges)         3,424,000        2,760,000       10,240,000         8,538,000
                                             -----------      -----------      -----------       -----------

        Total revenues                        27,763,000       25,847,000       76,062,000        71,703,000

Costs and expenses:
   Cost of sales (including occupancy costs)  15,768,000       15,300,000       42,827,000        41,509,000
   Selling, general, and administrative        9,788,000        8,444,000       27,414,000        25,208,000
   Bad debt                                    1,167,000        1,053,000        2,882,000         2,743,000
   Interest                                      904,000          929,000        2,673,000         2,647,000
                                             -----------      -----------      -----------       -----------

        Total costs and expenses              27,627,000       25,726,000       75,796,000        72,107,000
                                             -----------      -----------      -----------       -----------

Earnings before income taxes and
   extraordinary item                            136,000          121,000          266,000          (404,000)

Income taxes                                      45,000           40,000           88,000          (126,000)
                                             -----------      -----------      -----------       -----------

Net earnings before
   extraordinary item                             91,000           81,000          178,000          (278,000)

Extraordinary item - loss on early
   extinguishment of debt, net of
   income tax benefit of $ 40,000                                                                    (59,000)
                                             -----------      -----------      -----------       -----------

Net earnings                                 $    91,000      $    81,000      $   178,000       $  (337,000)
                                             ===========      ===========      ===========       ===========



Earnings per share
   Basic and diluted earnings per share
      before extraordinary item              $      0.01      $      0.01      $      0.02      $      (0.03)
   Extraordinary item - loss on early
      extinguishment of debt                                                                           (0.01)
                                             -----------      -----------      -----------      ------------

Basic and diluted earnings per share         $      0.01      $      0.01      $      0.02      $      (0.04)
                                             ===========      ===========      ===========      ============

Weighted average shares
   outstanding (Note B)                        8,464,272        8,449,752        8,457,522         8,449,752
                                             ===========      ===========      ===========      ============

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine months ended November 30,
                                                                    1998              1997
                                                            ------------       -----------
Cash flows from operating activities:
   Net earnings                                             $    178,000       $  (337,000)
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                         2,623,000         2,385,000
         Provision for loss on accounts receivable             2,882,000         2,743,000
         (Gain) loss on sale of property and equipment             5,000          (108,000)
         Changes in assets and liabilities:
            Accounts receivable                               (3,341,000)       (1,841,000)
            Merchandise inventories                          (13,093,000)       (9,234,000)
            Other assets                                      (1,064,000)         (731,000)
            Trade payables                                    12,626,000         4,152,000
            Accrued expenses                                    (487,000)          872,000
            Deferred revenue                                  (1,229,000)          (56,000)
            Income taxes                                      (2,040,000)       (1,964,000)
                                                            ------------       -----------

      Net cash used in operating activities                   (2,940,000)       (4,119,000)

Cash flows from investing activities:
   Proceeds from sale of property and equipment                        0            20,000
   Capital expenditures                                       (2,901,000)       (3,077,000)
                                                            ------------       -----------

      Net cash used in investing activities                   (2,901,000)       (3,057,000)

Cash flows from financing activities:
   Proceeds from revolving credit note                         4,932,000         9,501,000
   Principal payments on debt                                    (47,000)       (2,976,000)
   Proceeds from exercise of options on common stock               6,000                 0
                                                            ------------       -----------

      Net cash provided by financing activities                4,891,000         6,525,000
                                                            ------------       -----------

Net change in cash                                              (950,000)         (651,000)
Cash, beginning of period                                        996,000           696,000
                                                            ------------       -----------

Cash, end of period                                         $     46,000       $    45,000
                                                            ============       ===========


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                              $  2,632,000       $ 2,707,000
                                                            ============       ===========
      Income taxes                                          $  1,895,000       $ 1,858,000
                                                            ============       ===========

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

     During the first quarter of the current year, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. These contracts provide for warranty periods of 24 to 36 months. As a result of this change, the Company will continue to recognize existing deferred revenues from previously sold contracts through January 31, 2001 and will now recognize commission revenue for the unrelated third-party extended warranty plans at the time of sale.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Sales

Net sales of $24,339,000 for the quarter ending November 30, 1998 were up 5.4% over the same quarter in 1997. Comparable store sales of 9.2% in September, 3.2% in October, and 0.6% in November resulted in a 2.4% same-store increase for the third quarter. Total transactions were down 2.5%, and comparable store transactions were 0.9% lower than the same quarter last year. As a result the average sale per transaction increased 8.1% over the same period last year. For the nine-month period, net sales increased 4.2% to $65,822,000, same store sales rose 2.7%, total transactions were down 3.0%, and the average sales per transaction increased 7.4%.

The Company averaged 97.2% in-stock on its key and core items during the third quarter this year, up 54 basis points from last year same quarter. The Company averaged 83.5% in-stock on its entire basic merchandise mix compared to 89.8% during the third quarter last year. Key and core merchandise accounted for 52.8% of net sales, 57.1% of the items in the Company's basic merchandise mix, and 32.1% of its inventory investment. During the third quarter of last year, key and core merchandise accounted for 63.9% of net sales, 74.7% of the items in the Company's basic merchandise mix, and 45.8% of its inventory investment.

Sales on the Company's proprietary credit card were up 4.7% and cash sales rose 6.2%. Credit sales accounted for 50.9% of total net sales, compared to 51.3% during the third quarter of last year. The average credit sale during the third quarter was 2.8% higher than the same time last year. The average credit sale was also 4.7 times the size of the average cash sale, compared to 5.0 times a year ago, the primary reason for the difference in the average cash and credit sale is the large number of cash repair sales that yield a lower price per transaction. The Company's credit marketing efforts resulted in 5.1% more applications being obtained and 12.9% more new accounts being opened during the third quarter this year compared to last year. For the nine-month period ending November 30, 1998, the Company's credit card sales were up 2.6% and cash sales were up 5.8%. Year to date credit sales accounted for 49.8% of total net sales. The average credit sale for the current year was 5.8% higher than the same period a year ago, and was 4.8 times the size of the average cash sale. Year to date the Company has obtained 10.4% more credit applications and has approved 12.5% more than the same nine-month period a year ago.

     Gross Profit

Gross profit increased 10.1% to $8,571,000 from $7,787,000; the resulting gross margins increased to 35.2% from 33.7%. Excluding occupancy costs, gross profit was up 8.9% and gross margins were 161 basis points higher. Sales of gold and semi-precious color, the Company's highest margin category, fell 10.4%. Sales of watches, the Company's lowest margin category, rose 7.3%. Sales of diamonds, the Company's largest category, rose 9.9%. Year to date, gross profit increased 6.2%, and gross margins were 66 basis points higher compared to same time last year.

     Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative costs increased 15.9% to $9,788,000 from $8,444,000 in the current quarter over the same quarter a year ago. Advertising increased 42.8%, and salaries and commissions increased 11.6% over the same quarter last year. For the nine-month period ending November 30, 1998, selling, general, and administrative cost increased 8.8% over the same period a year ago. Year to date, advertising increased 5.7%, salaries increased 6.2%, and commissions increased 11.7% over the same time a year ago. The dollar increases are due primarily to the opening of five new stores this year, but as a percentage of sales, these expenses reflect little change. Advertising represented 4.3% of net sales both years, salaries represented 18.5% of net sales this year compared to 18.1% a year ago, and commissions represented 3.3% of net sales this year compared to 3.1% a year ago.

     Bad Debt Expense

Bad debt increased 10.8% to $1,167,000 from $1,053,000 and rose to 4.8% of net sales for the quarter compared to 4.6% a year earlier. Gross write-offs for bad debts increased 1.3%, and net write-offs, after recovery of amounts previously written off, increased 3.4%. For the nine-month period ending November 30, 1998, the expense was 5.1% higher than a year earlier, representing 4.4% of net sales.

     Other Revenues

Other revenues in the third quarter increased 24.1% over last year to $3,424,000. Finance charges represented 54.6% of other revenues, extended service agreements were 20.9%, credit insurance income was 7.9%, and late fee income was 8.3%. Year-to-date, other revenues increased 19.9% over the same period a year earlier.

During the first quarter of the current year, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. These contracts provide for warranty periods of 24 to 36 months. As a result of this change, the Company will continue to recognize existing deferred revenues from previously sold contracts through January 31, 2001 and will now recognize commission revenue for the unrelated third-party extended warranty plans at the time of sale. The effect of this change during the third quarter of this year was an additional $375,000 increase in other revenues.

     Interest Expense

Interest expense fell $25,000 from last year to $904,000 from $929,000. Year to date interest expense has increased $26,000 over the same period a year ago. Average borrowings were 1.0% lower than during the third quarter of last year. The Company's effective interest rate during the current quarter was 7.25% compared to 7.38% a year ago.

The Company's anticipated tax rate was 33% in the third quarter of both years. The Company earned $91,000 in the quarter ended November 30, 1998 compared to $81,000 in the previous year. On a basic and diluted basis, the Company earned $0.01 per share in both the third quarters of 1998 and 1997. For the nine-month period ending November 30, 1998, the Company earned $178,000 ($0.02 per share) compared to a loss of $337,000 ($0.04 loss per share) for the same period last year.

The Company generally follows the practice of passing on price changes to its customers. As a result, management believes inflationary or deflationary forces have not materially affected its operations during the periods reported herein.

     Year 2000

The Company has completed a full review of all its systems to ensure that they are able to operate efficiently after December 31, 1999. The Company believes that all of its operating systems have been modified, where necessary, and that the Year 2000 does not pose a material operational issue or expense for the Company. The Company upgraded its primary accounting software a year ago, and since the upgrade was already Y2K compliant, no extra costs were incurred to prepare for the Year 2000. The Company will test all software packages before fiscal year end February 28, 1999 to ensure compliance with Year 2000. Discussions with the Company's external suppliers have been taking place with respect to their products and services and the Company does not foresee any material problems with any of the third party service providers.

Liquidity and Capital Resources

     Working Capital

Working capital increased 3.9% to $63,902,000 at November 30, 1998 from $61,479,000 at November 30, 1997. The resulting ratio of current assets to current liabilities as of November 30, 1998 was 3.1 to 1, compared to 3.5 to 1 at the same date in the prior year. Current liabilities increased 25.3%; and current assets increased 10.1% over the same period last year.

Customer receivables, net of allowance for doubtful accounts, were $40,676,000 and $36,695,000 at November 30, 1998 and 1997, respectively. The 10.8% increase resulted from 50.9% of total net sales being done on the Company's proprietary credit card and related finance charges and credit insurance fees. Contractual delinquency as a percent of the portfolio at the end of the quarter was 7.1% lower than at November 30, 1997, representing 9.1% of the portfolio compared to 9.8%. In calculating delinquency, the Company considers the entire balance of an amount to be delinquent when an account becomes three payments behind. Credit extension and collection policies and criteria remained consistent during both years.

Merchandise inventories at the end of the third quarter of 1998 were 9.3% higher than a year earlier -- $49,559,000 compared to $45,323,000. The investment in inventories on a per store basis was up 5.3% from a year earlier. In addition to owned inventories, the Company's offerings included an additional 29.8% or $14,744,000 in consigned inventories at November 30, 1998 and an additional 31.9%, or $14,453,000 at November 30, 1997.

     Debt

On December 21, 1995 the Company entered into a revolving credit agreement with two commercial banks whereby the Company could borrow based on specific percentages of eligible inventory and accounts receivable. In June 1997, the Company increased its revolving credit facility to $45,000,000 from $40,000,000 and extended its expiration to July 31, 2000, and in May 1998, the Company and the banks agreed to an additional seasonal increase of $5,000,000; covenants and other terms remained unchanged. The seasonal increase to $50,000,000 is from May 10 through December 31, 1998. The Company pays interest under the revolving credit facility at 30-day LIBOR plus 160-200 basis points or at the banks' prime rate plus 37 1/2 to 62 1/2 basis points, depending upon the Company's debt-to-worth ratio. As of November 30, 1998, the Company's rate was 30-day LIBOR plus 170 basis points.

Borrowings under the Company's revolving credit facility averaged $49.1 million during the quarter ended November 30, 1998 and $48.4 million during the same quarter of 1997. The maximum borrowings outstanding under the facility at any time during the two quarters were $50.0 and $49.4, respectively. At November 30, 1998, $47.8 was outstanding under the facility, compared to $47.6 at November 30, 1997. Substantially all of the Company's assets serve as collateral for the revolving bank facility.

The Company also has subordinated noted totaling $845,000 with three related parties, with interest payable monthly at the prime rate quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note.

     Capital Expenditures

Capital expenditures for the Company were $2,901,000 during the nine months ended November 30, 1998, compared to $3,077,000 for the same period in 1997. At November 30, 1998, the Company operated 107 stores, compared to 103 at the same time in the previous year. The Company purchased four stores in Iowa and opened one new store in Augusta, GA during the third quarter. The Company has five existing commitments towards its planned openings for the next year.

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

         (a)  Exhibits.

              EX-27  Financial Data Schedule (for SEC use only).

         (b)  Reports on Form 8-K.

              Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              REEDS JEWELERS, INC.


        January 12, 1999                      /s/   James R. Rouse
     ----------------------                   -----------------------------
                                                    James R. Rouse
                                                    Treasurer and
                                                    Chief Financial Officer