Form 10-K405
period 1999-02-28
REEDS JEWELERS INC
filed 1999-05-24
CIK 805900

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 9, 1999 (computed by reference to the last reported sales price of the registrant's common stock on the American Stock Exchange on such date) was $4,222,669.

     The number of shares outstanding as of April 9, 1999 of the registrant's common stock, par value $.10 per share, was 8,476,372.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated by reference into the indicated Part of the Annual Report of Form 10-K to the extent indicated in such Part:

     Part III of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Reeds Jewelers, Inc. (the "Company" or the "Registrant") operates 106 specialty retail jewelry stores primarily in enclosed regional malls located principally in the Sunbelt section of the United States. During the last five years, the Company has increased its number of stores an average of 7.9% each year and has increased transactions and net sales at compound annual rates of 5.9% and 10.2%, respectively. Of the 35 net new stores opened during the last five years, 12 resulted from acquisitions that provided the Company with its first stores in Maryland and Iowa.

     The Company was incorporated in 1984 under the laws of North Carolina as part of a reorganization whereby a number of affiliated corporations under common ownership became subsidiaries of the Company. The oldest of these affiliated corporations was incorporated as a North Carolina corporation in 1946. Its principal executive offices are located at 2525 South Seventeenth Street, Wilmington NC 28401, and its telephone number is (910) 350-3100.

PRINCIPAL PRODUCTS, MARKETS, AND METHODS OF DISTRIBUTION

     The Company operates stores under the names of Reeds Jewelers, Melart Jewelers, and Mills Jewelers. The Melart name is used in one mall and the Mills name in two malls; these names are used where the Company already has a store displaying the Reeds logo. As of February 28, 1999, the Company operated 104 stores, located as follows:

  4 in Alabama                9 in Florida                9 in Georgia
  4 in Iowa                   3 in Kansas                 1 in Kentucky
  8 in Maryland               8 in Mississippi            22 in North Carolina
  1 in Ohio                   2 in Oklahoma               11 in South Carolina
  6 in Tennessee              13 in Virginia              3 in West Virginia

     The Company plans to open a total of six to ten stores in the current fiscal year. Two have already been opened in March, one in Kentucky and another in Virginia. The Company has signed leases for three additional locations for the current year, one each in North Carolina, Tennessee, and Virginia. The Company also has signed leases for two locations to open in fiscal 2001, one in Alabama and one in Tennessee. Management chooses locations for its stores based upon various demographic factors, the aggregate amount of jewelry business being done in the mall being considered, and the amount of rent that will be charged for the location.

     The Company's stores range in size from approximately 500 to 2,100 square feet of selling space, and average 1,140 square feet of selling space. The stores are designed to invite customers into a well-lighted and attractive setting where typically more than 2,000 items will be offered for sale. Promotional displays are changed periodically to provide variety and to reflect special and seasonal events.

     Each of the Company's stores is operated by a store manager who is responsible for store-level operations. In addition, each store is assigned an assistant manager who is being trained for future assignment as a store manager. Depending upon the sales volume of each store, 4-16 additional sales associates make up the balance of the staffing. In addition to a competitive salary or hourly wage, each store associate has the opportunity to earn incentive compensation based on achieving certain performance objectives, and is eligible for various benefits.

     The Company has strong inventory control systems, extensive security systems, and loss prevention procedures to maintain low inventory losses. The Company screens employment applicants and provides training in loss prevention to its store associates. Despite these precautions, the Company experiences losses from theft from time to time and maintains insurance to cover such losses. The Company's losses from inventory shrinkage have averaged 0.5% of net sales during each of the last three years.

     The Company believes it is important to provide knowledgeable and responsive customer service. It maintains this capability through its various training programs. New employees receive intensive training in sales techniques at Reeds University I, a 3-day off-site training experience. Store management associates and more experienced sales associates receive sales management training at Reeds University II, another 3-day off-site session of classes and role playing. Store managers annually attend a national training meeting where, for three days, they attend various classes of their choice in management, sales, product knowledge, and personnel issues, and also listen to motivational speakers and are provided an overview of the Company's performance and plans. In addition, associates receive individual and group training within their respective stores on an on-going basis.

     The Company's marketing efforts include the use of newspaper inserts, direct mail, radio, and television offering selected items at a variety of price points. The Company advertises throughout the year, but intensifies its efforts for the major gift-giving holidays of Christmas, Mother's Day, and Valentine's Day. The Company spent 4.4%, 4.7%, and 5.0% of its net sales for advertising and marketing during the fiscal years ended February 28, 1999, 1998, and 1997, respectively.

     The Company believes that customer satisfaction is a valuable form of advertising and therefore stands behind its sales with repair services and return and trade-in policies. The Company's policy is to accept, in exchange for a full refund, any item of merchandise returned in like new condition within thirty days of its purchase. The Company backs its diamond jewelry with a lifetime warranty and also offers a trade-in policy, pursuant to which a customer may exchange a diamond in partial payment for one of higher value.

     Approximately 75% of the merchandise sold in each store is available in all the Company's stores, and the remainder is chosen to meet the demand for particular merchandise at the individual locations. The Company offers a wide selection of merchandise, including diamond rings and jewelry, gold jewelry and chains, gemstone rings, watches, and other fine jewelry. Most of the diamonds sold by the Company are up to one carat, with a limited selection of larger diamonds. Gold jewelry items sold in the Company's stores are primarily 14 or 18 carat, and its gemstone rings contain either precious stones (such as rubies, sapphires, and emeralds) or semi-precious gems (such as opals, blue topaz, amethyst, and garnets). Watches offered by the Company represent many popular brand names in a broad range of price points. Sales by major classes of similar products offered by the Company during each of the last three fiscal years were as follows:

CLASS                                                         1999    1998    1997
-----                                                         ----    ----    ----
Diamonds & precious gems....................................  57.0%   54.9%   54.2%
Watches.....................................................  15.3%   14.1%   13.3%
Karat gold jewelry..........................................  11.2%   12.9%   14.0%
Semi-precious gems..........................................   6.1%    7.4%    7.5%

     Approximately 80% of the products sold by the Company are purchased through a centralized merchandising department at the Company's headquarters. The centralization of buying allows the Company to establish long-term relationships with vendors that provide a continuing source of product supply, consistent quality control, and competitive pricing. The average price of a piece of merchandise sold from the Company's basic merchandise mix in fiscal 1999 was $233, compared to $209 in fiscal 1998.

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

     The Company does not engage in hedging activities with respect to merchandise held in inventory, since it has been able to adjust retail prices to reflect price fluctuations in the commodities that are used in the merchandise it sells. The Company is not subject to substantial currency fluctuations because its purchases are dollar denominated.

     In the fiscal year ended February 28, 1999, the Company's three largest suppliers accounted for 12.4%, 7.0%, and 6.1%, respectively, of the Company's total merchandise purchases, with no other supplier accounting for more than 6.0%. Alternate sources exist for all merchandise provided by the Company's suppliers, with the exception of any particular name brand.

     Diamond products represent more than half of the sales made by the Company and DeBeers Consolidated Mines Ltd. ("DeBeers") substantially controls the supply and price of this major product. The availability of diamonds to DeBeers and the Company's suppliers is to some extent dependent on the political situation in diamond producing countries, such as the Democratic Republic of Congo, South Africa, Botswana, Australia, and certain countries of the former Soviet Union. Any sustained interruption in the supply of diamonds from the producing countries could adversely affect the Company and the retail jewelry industry as a whole. DeBeers maintains a large inventory of diamonds outside the producing countries, however, mitigating the impact of volatility in supply from the producing countries. Although changes in DeBeer's pricing cannot be predicted and could have an adverse impact on the Company's business, the Company believes DeBeers has had a stabilizing influence on the world diamond markets.

SEASONALITY

     The Company's business is seasonal in nature. The fourth quarter, which includes the major part of the Christmas selling season, produces higher sales and earnings than any of the first three quarters. Net sales and net earnings for each quarter as a percentage of annual net sales and net earnings for the three most recent fiscal years were:

                                                              1999     1998      1997
                                                              ----     -----     ----
NET SALES
First Quarter.............................................    18.7%     19.7%    20.9%
Second Quarter............................................    19.3      19.3     20.4
Third Quarter.............................................    22.3      22.4     22.1
Fourth Quarter............................................    39.7      38.6     36.6
NET EARNINGS
First Quarter.............................................     1.1%    (18.0)%    5.9%
Second Quarter............................................     1.0       2.6      5.1
Third Quarter.............................................     2.2       3.0      5.9
Fourth Quarter............................................    95.7     112.4     83.1

PROPRIETARY CREDIT AND OTHER WORKING CAPITAL ITEMS

     The Company considers its credit operations to be a separate segment of its business because it is evaluated separately from the retail operations of the Company, and also because the credit portfolio and other credit assets represent more than 10% of the combined assets of all operating segments. Additional details required under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," are provided in Note 11 of the Notes to Consolidated Financial Statements contained herein.

     The Company's proprietary credit card programs help facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or available credit limits on their bank cards. Proprietary credit sales represented approximately 46% of net sales in 1999 and approximately 46% and 47% of net sales during 1998 and 1997, respectively. The Company operates its centralized credit functions under its wholly owned subsidiary, Reeds Financial Services, Inc. ("RFSI"). All credit extension, collection, and related activities are administered through RFSI.

     The Company extends credit to its customers under a level-pay plan. Finance charges, subject to rate ceilings imposed by the various state laws, are assessed on customers' account balances. Credit is granted for varying lengths of time, generally requiring payments of 4% of the individual customer's highest balance, with minimum payments of $25 per month. During fiscal 1999, more purchases were financed under the Company's 3-year plan than under the 2-year plan, resulting in a reduction of the payment to 4% from 5% of the individual customer's highest balance. It also contributed to the higher level of accounts receivable at February 28, 1999 compared to a year earlier. The Company offers optional insurance coverage for all credit purchases. Customers are also offered a layaway plan that allows them to set items aside and pay for them over a period of up to six months with no finance charges.

     The following table presents certain data concerning sales, credit sales, and accounts receivable for the past three fiscal years:

                                                      YEAR ENDED FEBRUARY 28,
                                            -------------------------------------------
                                                1999            1998           1997
                                            ------------    ------------    -----------
Net sales.................................  $109,284,000    $102,845,000    $98,952,000
Net credit sales..........................  $ 50,701,000    $ 47,647,000    $46,169,000
Credit sales as a percentage of net
  sales...................................          46.4%           46.3%          46.7%
Average number of active customer
  accounts................................        60,000          59,000         61,000
Average balance per customer account......  $        747    $        704    $       652
Customer receivables, before allowance for
  doubtful accounts.......................  $ 49,437,000    $ 43,629,000    $41,049,000
Average monthly collection percentage.....           9.4%           10.1%          10.2%
Bad debt expense as a percentage of total
  sales...................................           3.9%            4.0%           3.6%
Accounts receivable greater than 90 days
  past due................................           8.1%            8.1%           8.9%

     Accounts are automatically charged off when no full scheduled payment is received for a period of seven billing cycles. Additionally, accounts are charged off if a total of 12 scheduled payments are missed.

     Accounts receivable (prior to allowance for doubtful accounts) increased 13.3% to $49,437,000 at February 28, 1999 from $43,629,000 at February 28, 1998, and had increased 6.3% from $41,049,000 at February 28, 1997. The allowance for doubtful accounts was 7.65% of accounts receivable (prior to allowance for doubtful accounts) at February 28, 1999 and was 7.65% and 7.5% at the end of February 1998 and 1997, respectively.

     Bad debt expense as a percentage of net sales was 3.9% in the fiscal year ended February 28, 1999, compared to 4.0% and 3.6% in the years ended February 28, 1998 and 1997, respectively. The Company raised its allowance to 7.65% early in the fiscal year ended February 28, 1998 in anticipation of higher losses resulting from the Company's lack of ability to recover certain losses after terminating its UCC non-filing option. Delinquency in the Company's accounts receivable was flat at 8.1% for the fiscal years ended February 28, 1999 and 1998, down from 8.9% in the fiscal year ended February 28, 1997. The Company's policies and procedures regarding credit authorization, collection, and write-offs have not changed significantly during the three-year period.

     Primarily as a result of the higher accounts receivable, finance charges grew to $7,751,000 in the fiscal year ended February 28, 1999 from $7,078,000 and $6,893,000 in the fiscal years ended February 28, 1998 and 1997, respectively. Credit insurance fees were $1,418,000 in fiscal 1999, up from $1,249,000 in 1998 and $1,196,000 in 1997. Late fees in fiscal 1999 were
$1,165,000 and were $892,000 in 1998 and $614,000 in 1997. The increases in late fees were caused primarily by increases in the amount charged and from charging the fee after 10-30 days rather than after 60 days.

CUSTOMERS

     As a retail organization, the Company is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the business of the Company.

COMPETITION

     The retail jewelry industry is highly competitive and fragmented, with a large number of independent jewelry retailers. According to National Jeweler,a trade publication, the Company is the tenth largest retail jewelry chain in the United States, based on the number of locations. However, other publicly held jewelry chains are substantially larger than the Company and compete directly with the Company in a number of markets. In 71% of its locations, the Company competes with Zale Corporation (ZLC), with Freidman's, Inc. (FRDM) in 43%, with Sterling, Inc. (a subsidiary of SIGYY) in 35%, and with Whitehall Jewellers, Inc. (WHJI) in 26% of its locations. The malls in which the Company has stores have an average of 4.9 specialty retail jewelers, with as few as two and as many as ten in any single mall. Management estimates that its market share among specialty jewelers in the malls in which it operates is 18 1/2%. Although the Company considers its primary competition to be other specialty jewelers in the malls in which it operates, it also competes for customers in various markets with department stores, discount stores, catalog showrooms, direct mail suppliers, television shopping networks, and merchants on the internet.

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

EMPLOYEES

     As of February 28, 1999, the Company had a total of 802 full-time equivalent (FTE) employees. Of these, 167 FTEs were employed in the corporate headquarters and the remaining 635 FTEs were employed in the stores. Throughout the year, the Company hires a number of part-time employees, primarily during the holiday shopping seasons. Approximately 70% of all employees during the year are full-time and 30% are part-time. The Company considers its relations with its employees to be good.

MISCELLANEOUS

     - The Company has made public no information about any new product that would require the investment of a material amount of assets or that otherwise is material.

     - The Company holds no material patents, trademarks, licenses, franchises, or concessions.

     - As a retail organization, the Company maintains no significant amount of backlog orders.

     - No portion of the Company's business involves contracts or subcontracts with the United States government.

     - Federal, state, and local laws and regulations relating to the protection of the environment are generally inapplicable to the operations of the Company and, accordingly, are not expected to have a material effect on the Company's business.

ITEM 2.  PROPERTIES

     With the exception of the downtown Wilmington location that it owns, the Company occupies its various store premises generally under five to ten year lease arrangements with monthly payments of four to six percent of net sales, subject to minimum payments. Under the terms of the typical lease, the Company is required to maintain and conform its usage to specified standards, often including required advertising expenditures, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities, insurance, and taxes. The table below sets forth information with respect to the expiration of leases on 103 locations in operation and 7 locations committed to by the Company as of February 28, 1999:

                                                             NUMBER OF LEASES
YEAR OF EXPIRATION                                             WHICH EXPIRE
------------------                                           ----------------
     1999..................................................          5
     2000..................................................          7
     2001..................................................         14
     2002..................................................          7
     2003..................................................          5
     2004..................................................          8
     2005..................................................          9
     2006..................................................         15
     2007..................................................         15
     2008..................................................         15
     2009..................................................          5
     2010..................................................          5

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

     However, in the past, a subsidiary of the Company purchased non-file UCC insurance from an unaffiliated insurance carrier for accounts originated in certain states and charged its customers in those states a non-file UCC insurance fee equal to the subsidiary's premium cost for that insurance. Non-file insurance reimbursed the subsidiary for losses on accounts that resulted from its decision not to file a UCC financing statement for the collateral securing the account. Several plaintiffs challenged certain aspects of the Company's non-file insurance practices. This civil action suit was discussed in more detail in previous filings, including the Company's February 28, 1998 10-K and Annual Report. In July 1998, the final order for a settlement provided for, among other things, the payment of $486,000 to a settlement fund and the payment of administrative fees that were approximately $127,000. No expense was incurred during the fiscal year ended February 28, 1999 due to the fact that the Company recorded a charge of $700,000, or $ .08 per share, during the fourth quarter of the prior fiscal year in anticipation of this settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of February 28, 1999 there were 8,476,372 shares outstanding held by 228 shareholders of record plus approximately 300 non-objecting beneficial owners whose shares are held in nominee or "street" name by brokers. The Company has not paid any cash dividends on its stock since its inception, and has no intention to pay cash dividends in the foreseeable future (See Footnote 2 to the Consolidated Financial Statements). The Company's common stock trades on the American Stock Exchange under the symbol RJI. The quarterly high and low sales prices of the Company's common stock (adjusted for the 100% stock dividend issued on February 20, 1998) for the fiscal years ended February 28, 1999 and 1998 were as follows:

                                                               HIGH       LOW
                                                              -------   -------
FISCAL YEAR ENDED FEBRUARY 28, 1999
Fourth Quarter..............................................  $4.6250   $3.2500
Third Quarter...............................................   5.6875    3.0000
Second Quarter..............................................   4.1250    3.5625
First Quarter...............................................   4.3750    3.7500

FISCAL YEAR ENDED FEBRUARY 28, 1998
Fourth Quarter..............................................  $4.3750   $3.1875
Third Quarter...............................................   3.5625    3.2500
Second Quarter..............................................   4.2500    3.0625
First Quarter...............................................   3.6875    2.8750

ITEM 6.  SELECTED FINANCIAL DATA

                                                   1999       1998      1997      1996      1995
                                                 --------   --------   -------   -------   -------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND
                                                                 NUMBER OF STORES)
FIVE-YEAR SUMMARY
Net Sales......................................  $109,284   $102,845   $98,952   $89,801   $77,496
Bad Debt Expense...............................     4,234      4,092     3,538     3,419     3,000
Interest Expense...............................     3,470      3,457     3,428     3,263     3,040
Net Earnings...................................     4,205      2,708     4,025     3,212     4,113
Earnings Per Share (basic & diluted)...........       .50        .32       .48       .38       .49
Working Capital................................    66,388     63,305    56,545    52,050    45,815
Total Assets...................................   110,965    100,986    97,519    88,886    77,401
Long-Term Debt, Less Current...................    44,193     43,793    39,651    38,019    29,278
Shareholders' Equity...........................    40,168     35,903    33,195    29,143    25,827
Number of Stores...............................       104         98       100        96        77

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In order to make it easier for shareholders and potential investors to compare the Company's performance to that of its publicly held competitors, management has decided to format its financial presentation in a manner more consistent with that of Zale Corporation, the largest specialty retail jeweler. As a result, (1) occupancy costs are now included as selling, general, and administrative expenses (SG&A) rather than as part of cost of goods, and (2) other revenues and bad debt are now reflected in SG&A rather than as separate line items. All presentations have been reclassified accordingly and management's discussion will include various details of these items.

RESULTS OF OPERATIONS

  Net Sales

     At February 28, 1999 the Company operated 104 stores in fifteen states compared to 98 stores in 13 states and 100 stores in 12 states at February 28, 1998 and 1997, respectively. Total net sales for fiscal 1999 were up 6.3% to $109,284,000 from $102,845,000 in fiscal 1998, which were 3.9% higher than sales of $98,952,000 in fiscal 1997. Same store sales, or stores open in comparable periods, were up 5% in 1999, were up 1% in 1998, and were slightly positive in 1997. During the coming fiscal year ending February 29, 2000, the Company already has commitments to open five new stores, two of which were opened in March 1999. Management expects to open a total of eight to ten new stores during the year and expects that it will not renew its leases for one or two under-performing stores.

     The Company averaged 94.4% in-stock on its key and core items during fiscal 1999, up from 92.6% last year; it averaged 83.7% in-stock on its entire basic merchandise mix in fiscal 1999, compared to 87.2% during the previous year. During the fiscal year ended February 28, 1999, key and core merchandise accounted for 52.4% of net sales, 48.7% of the items in the Company's basic merchandise mix, and 35.3% of its inventory investment. During the prior year, key and core merchandise accounted for 57.8% of net sales, 64.7% of the items in the Company's basic merchandise mix, and 43.5% of its inventory investment. The average price of each piece of merchandise sold in fiscal 1999 was $233, up from $209 a year earlier, and management plans to increase this average by approximately 7% in the current year as it continues to increase its offerings of higher price points.

     Sales on the Company's proprietary credit card were up 6.4% and cash sales rose 6.1%. Credit sales accounted for 46.4% of total net sales, up from 46.3% a year earlier. The average credit transaction during the year was 7.2% higher than that of last year. The average credit transaction was also 4.2 times the size of the average cash transaction, compared to 4.3 times a year ago. The primary reason for the difference in the average credit and cash transaction is the large number of cash repair sales that yield a lower price per transaction. The Company's credit-marketing efforts resulted in 13.3% more applications being obtained and 19.4% more new accounts being opened throughout the year compared to last year. Management believes that its proprietary financing program is a strategic competitive strength and seeks to optimize its risk-reward ratio by financing up to 55% of net sales.

  Gross Profit

     Gross margins were 50.1% of net sales in 1999, 50.3% in 1998, and 51.9% in 1997. The lower gross margins in each of the last two years resulted primarily from fewer sales in the higher margin gold and colored stone categories and more sales in the lower margin watch category. Repairs and special events accounted for about 8% of net sales during each of the last two years, and these items yield gross margins that are lower than average. Management has developed plans to reverse the recent decline and increase gross margins during the current fiscal year by as much as 100 basis points. These plans include changes in sources for certain items and less discounting as the result of training emphasis and revisions in incentive compensation for sales associates that reward achieving goals for both sales and gross margins.

  Selling, General, and Administrative Expenses (SG&A)

     Selling, general, and administrative expenses as a percentage of net sales were 37.9%, 39.8%, and 39.5% in 1999, 1998, and 1997, respectively. Significant expense categories are reflected on a normalized basis for the three years in the following table:

                                                          1999       1998       1997
                                                          -----      -----      -----
Compensation - salaries & hourly wages..............      16.5%      16.4%      16.7%
Compensation - bonuses & commissions................       4.7        3.7        3.4
Compensation - benefits & other personnel costs.....       3.6        3.2        3.3
Rents for space.....................................       8.9        9.0        8.9
Advertising.........................................       4.4        4.7        5.0
Bad debt............................................       3.9        4.0        3.6
Finance charges.....................................      (7.1)      (6.9)      (7.0)

     The increase in compensation from bonuses and commissions in fiscal 1999 resulted from costs associated with changes in the Company's incentive plans designed to reward associates for increases in personal sales and gross margins, and for improved profitability. Outlays for advertising were essentially flat throughout the three years as the Company leveraged its marketing investment while making minor changes in its approach.

     Extended service agreements equaled 2.9%, 1.9%, and 1.8% of net sales in 1999, 1998, and 1997, respectively. During the first quarter of fiscal 1999, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. As a result of this change, the Company will continue to recognize existing deferred revenues from previously sold contracts through

January 31, 2001 and now recognizes commission revenue from the unrelated third-party extended warranty plans at the time of sale. The effect of this change for the year was an additional $1,427,000 pre-tax benefit from extended service agreements, which has been reflected as a reduction of selling, general, and administrative expenses. The effect in the coming year is expected to be a benefit of approximately $850,000, or about $575,000 less than fiscal 1999.

     Bad debt expense increased 3.5% to $4,234,000 in the year ended February 28, 1999 from $4,092,000 in 1998; bad debt expense in 1997 was $3,538,000.
Actual write-offs as a percentage of net sales during each of the years were 3.4% in 1999, 3.7% in 1998, and 3.4% in 1997. At the end of 1999, 1998, and 1997
the allowance for doubtful accounts was 7.65%, 7.65%, and 7.5%, respectively, of customer receivables (prior to the allowance for doubtful accounts). The Company's policies and procedures regarding credit authorization, collection, and write-offs have not changed significantly during the three-year period. Delinquent accounts (accounts more than 90 days past due) represented 8.1%, 8.1%, and 8.9% of the Company's accounts receivable portfolio on the last day of February 1999, 1998, and 1997, respectively.

  Interest Expense

     Interest expense decreased to 3.2% of net sales in 1999 from 3.4% in 1998 and 3.5% in 1997. In 1999, the average borrowings were 5.7% higher than a year earlier but the Company's effective interest rate for the year was 7.34% compared to 7.70% the previous year.

  Income Taxes

     The provision for income taxes was $2,071,000 in 1999, $1,374,000 in 1998, and $1,982,000 in 1997. The net effective tax rate in each of the three years was approximately 33.0%. The Company earned a record $4,205,000 in the year ended February 28, 1999, 55.3% higher than the previous year and 4.5% higher than two years earlier. On a basic and diluted basis, the Company earned $ .50 per share compared to $ .32 per share and $ .48 per share during the two prior years.

  Non-File UCC Insurance Litigation

     In the past, a subsidiary of the Company purchased non-file UCC insurance from an unaffiliated insurance carrier for accounts originated in certain states and charged its customers in those states a non-file UCC insurance fee equal to the subsidiary's premium cost for that insurance. Non-file insurance reimbursed the subsidiary for losses on accounts that resulted from its decision not to file a UCC financing statement for the collateral securing the account. Several plaintiffs challenged certain aspects of the Company's non-file insurance practices. This civil action suit was discussed in more detail in previous filings, including the Company's February 28, 1998 10-K and Annual Report. In July 1998, the final order for a settlement provided for, among other things, the payment of $486,000 to a settlement fund and the payment of administrative fees that were approximately $127,000. No expense was incurred during the fiscal year ended February 28, 1999 due to the fact that the Company recorded a charge of $700,000, or $ .08 per share, during the fourth quarter of the prior fiscal year in anticipation of this settlement.

  Year 2000 ("Y2K")

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define a specific year. Any programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in systems failures or miscalculations causing disruptions to various activities and operations. Now that Year 2000 is upon us, this problem is posing a threat to many companies and may be expensive for many companies to correct. Reeds Jewelers had Year 2000 in mind in 1985 when it began the first stages of developing its inventory and credit systems that would allow the Company to grow and move into the next century.

     The Company is using external and internal resources to test, reprogram, or replace its operating software and hardware, application systems, EDI systems, user written systems, network components, PC hardware and software, and embedded chips. The Company has completed nearly all of its review of these areas and is compliant with Year 2000. Less than 1% of our user written programs remain to be examined, a few desktop computers still need to be checked, and some small programs need replacing. The remaining tasks are to be completed by mid-1999. All vendors and suppliers have been contacted and have assured the Company that they are or will be compliant by mid-1999. No material costs have been incurred, nor are any expected to be incurred, by the Company related to the Y2K issue.

     There can be no guarantee that actual results will not differ materially from those planned. Specific factors that might cause such material differences include, but are not limited to, the ability to locate and correct all relevant computer codes, the ability of third parties to identify and resolve all Year 2000 issues, and similar uncertainties. However, since we expect no significant problems, our contingency plan is limited to the handling of shipments and invoices from any vendor or vendors that may have erroneously assessed their readiness regarding Y2K.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires cash for purchasing inventory, opening new stores, making leasehold improvements, and acquiring equipment. Working capital needs normally peak in the fall as the Company increases inventories to meet anticipated demand during the all-important Christmas selling season. The Company's long-term growth strategy will require increasing working capital to fund capital expenditures, receivables, and inventories for new stores. Working capital requirements will be financed by funds generated from operations and bank lines described below. Cash provided by operations in 1999, 1998, and 1997 was $3,875,000, $1,630,000, and $1,735,000, respectively.

  Working Capital

     Working capital increased 4.9% to $66,388,000 from $63,305,000 in 1998. The resulting ratio of current assets to current liabilities as of February 28, 1999 was 3.7 to 1, compared to 4.5 to 1 at February 28, 1998.

     Capital expenditures totaled $4,189,000 in 1999, $3,141,000 in 1998, and $3,222,000 in 1997. The Company opened new stores in 1999 in Athens GA, Augusta GA, Kennesaw GA, Lexington KY, Johnson City TN, and Richmond VA. The Company also purchased four stores in Iowa. It closed stores in Raleigh NC, Hilton Head SC, McLean VA, and Prince William VA during the fiscal year.

     Since year-end, the Company has opened two new stores, one in Norfolk VA and the other in Louisville KY, and plans to open four to eight more new stores in the current fiscal year. The Company has a budget of approximately $4,000,000 for capital expenditures in the fiscal year ending February 29, 2000 for new store openings, major and minor remodels, and other equipment. These capital expenditures will be financed by funds generated from operations and bank lines described below.

  Debt

     Borrowings under the Company's revolving credit facility averaged $46.0 million in 1999 and $43.0 million in 1998. The maximum borrowings outstanding under the facility at any time during each year were $50.0 million in 1999 and $49.4 million in 1998. At February 28, 1999, $43.3 million was outstanding under the facility compared to $42.9 million at February 28, 1998.

     On December 21, 1995, the Company entered into a revolving credit agreement with two commercial banks whereby the Company could borrow up to $40,000,000 based on specified percentages of eligible inventory and accounts receivable. In June 1997, the Company increased its revolving credit facility to $45,000,000 and extended its expiration to July 31, 2000; covenants and other terms remained unchanged. In May 1998, the Company and the banks agreed to an additional seasonal increase to $50,000,000 from May 10 through December 31, 1998. The Company pays interest under the revolving credit facility at 30-day LIBOR plus 160-200 basis points or at the banks' prime rate plus 37 1/2 to 62 1/2 basis points, depending upon the Company's debt-to-worth ratio. As of April 1, 1999, the Company's rate was 30-day LIBOR plus 160 basis points.

     In April 1999, the Company, its existing banks, and two additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002 on terms similar to those of the previous agreement. Under the amended agreement, the Company pays interest at an interest rate ranging from the 30-day LIBOR plus 125 basis points to 185 basis points or at the banks' prime rate plus 25 basis points, depending upon the Company's debt-to-worth ratio. If this agreement had been in effect on April 1, 1999, the Company's rate would have been 30-day LIBOR plus 145 basis points.

     The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note, which is collateralized by substantially all of the Company's assets.

  Disclosure Regarding Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Various forward-looking statements have been made throughout this discussion, including comments about:

        (i)   planned store openings;

        (ii)  expected increases in gross margins;

        (iii) expected increases in the average price of merchandise sales; and

        (iv) goals for the mix of credit and cash sales.

Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected by the Company in forward-looking statements:

        (i)   lack of available locations on terms acceptable to the Company;

        (ii) unexpected changes in the marketing and pricing strategies of competitors;

        (iii) adverse changes in the political environments of countries providing raw materials for the jewelry industry;

        (iv) adverse changes in consumer spending or consumer credit-worthiness;

        (v)  significant changes in interest rates; or

        (vi) the loss of key executives.

  Impact of Inflation

     In management's opinion, changes in net sales and net earnings that have resulted from inflation and changing prices have not been material during the periods presented. There is no assurance, however, that inflation will not materially affect the Company in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates that may adversely affect its financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. From time to time, the Company will purchase interest rate caps or swaps for the purpose of managing its interest rate exposure. However, the Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

     The Company is exposed to interest rate risk primarily through its borrowing activities that are described in Note 2 to the Consolidated Financial Statements. All of the Company's borrowings are under floating rate arrangements. See Note 2 to the Consolidated Financial Statements regarding Long-Term Debt and Notes Payable, which is included herein.

     Based on the Company's market risk sensitive instruments (its variable rate debt) outstanding at February 28, 1999, the Company has determined that there was no material market risk exposure to the Company's financial position, results of operations, or cash flows as of such date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the information contained under the heading "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (except for the information contained under the subheadings "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions," which is not incorporated herein by reference).

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information contained under the heading "Compensation of Executive Officers" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information contained under the heading "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (except for the information contained under the subheadings "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions," which is not incorporated herein by reference).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases its corporate headquarters, consisting of 17,831 square feet of office space and 155 parking spaces, from a partnership comprised of Alan M. Zimmer, Herbert J. Zimmer, Jeffrey L. Zimmer, and Arlene Z. Schreiber. Alan M. Zimmer is President and Chief Executive Officer of the Company and Herbert J. Zimmer, Jeffrey L. Zimmer, and Arlene Z. Schreiber are all Directors. On September 1, 1999 the Company will be increasing its office space to a total of 20,731 square feet. Monthly rental payments under the lease are $23,448, increasing to $26,484 on September 1, 1999, and rising to $26,927 on January 1, 2003. The Company also pays the related insurance, property taxes, maintenance fees, and utilities for this location. The leases for these facilities expire December 31, 2006. Based on rentals charged for comparable properties in Wilmington, the Company believes the terms of the lease are no less favorable to the Company than those that could be obtained from unaffiliated parties.

     Herbert J. Zimmer and Jeffrey L. Zimmer are partners in the law firm of Zimmer and Zimmer, which serves as general counsel to the Company. During the fiscal year ended February 28, 1999, the Company paid Zimmer and Zimmer legal fees and reimbursement of costs advanced in the amount of $184,000; the Company paid $175,000 and $175,000 to Zimmer and Zimmer in 1998 and 1997, respectively.

     Between June 30, 1989 and February 6, 1990, the Company borrowed a total of $1,370,000 from three of its principal shareholders, of which $470,000 was repaid as of May 18, 1990, $21,000 was repaid in June 1996, and $34,000 was repaid in July 1998. Interest is paid monthly on the amounts borrowed at the prime rate as quoted each month in The Wall Street Journal. The amounts remaining outstanding under the notes are $560,000 to Alan M. Zimmer, $185,000 to Arlene Z. Schreiber, and $100,000 to Ronna T. Zimmer (the wife of Herbert J. Zimmer). These amounts are evidenced by various subordinated notes and are due upon full payment of all senior obligations or with approval of all senior lenders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) AND (2)

     Financial Statement and Financial Statement Schedules: The financial statements, financial statement schedules and reports of independent auditors listed in the accompanying index are filed as part of this annual report.

(A)(3) EXHIBITS:

       3(a)   --   Charter and Charter Amendments of the Registrant, as amended effective June 28, 1990 (incorporated by reference to the
                   Company's Form 10-K for the fiscal year ended February 28,
                   1991, file number 0-15247)
       3(b)   --   Bylaws of the Registrant, as amended effective August 10,
                   1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1991, file number
                   0-15247)
       4      --   Registrant undertakes to furnish the Commission, upon
                   request, a copy of any instrument defining the rights of
                   holders of long-term debt of the Registrant and all of its subsidiaries for which consolidated or unconsolidated
                   financial statements are required to be filed.
       10(a)  --   Lease Agreement with Zimmer Brothers, a Partnership, dated
                   February 13, 1986 and First Amendment dated August 15, 1986
                   (incorporated by reference to the Company's Registration
                   Statement on Form S-1, file number 33-10091)
       10(b)  --   Second Amendment to Lease Agreement with Zimmer Brothers, a
                   Partnership (incorporated by reference to the Company's Form
                   10-K for the fiscal year ended February 28, 1991, file
                   number 0-15247)
       10(c)  --   1986 Employee Incentive Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form
                   S-1, file number 33-10091)
       10(d)  --   Shareholder Agreement (incorporated by reference to the
                   Company's Registration Statement on Form S-1, file number
                   33-10091)
       10(e)  --   Lease Agreement with Zimmer Brothers, a Partnership, dated
                   January 22, 1991 (incorporated by reference to the Company's
                   Form 10-K for the fiscal year ended February 28, 1991, file
                   0-15247)

       10(f)  --   Reeds Jewelers 401(k) Profit Sharing Plan and Trust Summary
                   (incorporated by reference to the Company's Form 10-K for
                   the fiscal year ended February 28, 1993, file number
                   0-15247)
       10(g)  --   1992 Director Stock Option Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended
                   February 28, 1993, file number 0-15247)
       10(h)  --   Amendment dated March 23, 1987 to 1986 Employee Incentive
                   Stock Option Plan (incorporated by reference to the
                   Company's Form 10-K for the fiscal year ended February 28,
                   1987, file number 0-15247)
       10(i)  --   Form of non-qualified supplemental executive retirement plan
                   (incorporated by reference to the Company's Form 10-K for
                   the fiscal year ended February 28, 1994, file number
                   0-15247)
       10(j)  --   1994 Stock Option Plan (incorporated by reference to the
                   Company's Form 10-K for the fiscal year ended February 28,
                   1995, file number 0-15247)
*****  10(k)  --   Third Amendment dated February 16, 1999 to Lease Agreement with Zimmer Brothers, a Partnership.
*****  21     --   List of Subsidiaries of the Registrant
*****  23     --   Consent of Ernst & Young LLP
*****  27     --   Financial data schedule

(B) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of April 1999.

                                          REEDS JEWELERS, INC.
                                          (Registrant)

                                          By       /s/ JAMES R. ROUSE

                                            ------------------------------------
                                                       James R. Rouse
                                               Treasurer and Chief Financial
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of April 1999.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                 /s/ ALAN M. ZIMMER                    President and Chief Executive Officer and
-----------------------------------------------------    Director
                  (Alan M. Zimmer)

                /s/ WILLIAM R. ZIMMER                  Chairman of the Board of Directors
-----------------------------------------------------
                 (William R. Zimmer)

                 /s/ JAMES R. ROUSE                    Treasurer and Chief Financial Officer
-----------------------------------------------------
                  (James R. Rouse)

                /s/ ALLAN E. METZNER                   Vice President and Corporate Controller
-----------------------------------------------------    (Principal Accounting Officer)
                 (Allan E. Metzner)

                /s/ ROBERTA G. ZIMMER                  Secretary and Director
-----------------------------------------------------
                 (Roberta G. Zimmer)

              /s/ GARLAND WADDY GARRETT                Director
-----------------------------------------------------
               (Garland Waddy Garrett)

                 /s/ FENTON N. HORD                    Director
-----------------------------------------------------
                  (Fenton N. Hord)

               /s/ ARLENE Z. SCHREIBER                 Director
-----------------------------------------------------
                (Arlene Z. Schreiber)

               /s/ RICHARD F. SHERMAN                  Director
-----------------------------------------------------
                (Richard F. Sherman)

                /s/ HERBERT J. ZIMMER                  Director
-----------------------------------------------------
                 (Herbert J. Zimmer)

                /s/ JEFFREY L. ZIMMER                  Director
-----------------------------------------------------
                 (Jeffrey L. Zimmer)

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED FEBRUARY 28, 1999, 1998, AND 1997

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES


Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Income...........................   F-4
Consolidated Statements of Shareholders' Equity.............   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7
Schedule II -- Valuation and Qualifying Accounts............  F-18

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Reeds Jewelers, Inc. and Subsidiaries
Wilmington, North Carolina

     We have audited the accompanying consolidated balance sheets of Reeds Jewelers, Inc. and subsidiaries as of February 28, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reeds Jewelers, Inc. and subsidiaries at February 28, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Raleigh, North Carolina
March 31, 1999

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     FEBRUARY 28,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,080,000   $    996,000
  Accounts receivable:
    Customers, less allowance of $3,782,000 in 1999 and
     $3,338,000 in 1998.....................................    45,655,000     40,291,000
    Other...................................................       853,000        627,000
  Merchandise inventories...................................    40,798,000     36,466,000
  Deferred income taxes.....................................     2,312,000      2,577,000
  Other.....................................................       523,000        582,000
                                                              ------------   ------------
         Total current assets...............................    91,221,000     81,539,000
Property, furniture and equipment:
  Land and building.........................................        83,000         83,000
  Furniture and equipment...................................    19,601,000     17,196,000
  Leasehold improvements....................................    10,972,000     10,776,000
                                                              ------------   ------------
                                                                30,656,000     28,055,000
  Less accumulated depreciation and amortization............    17,895,000     16,351,000
                                                              ------------   ------------
                                                                12,761,000     11,704,000
Other assets:
  Goodwill, net of accumulated amortization of $2,101,000 in
    1999 and $1,654,000 in 1998.............................     6,295,000      6,741,000
  Deferred income taxes, net of valuation allowance of
    $157,000 in 1999 and $178,000 in 1998...................       127,000        406,000
  Miscellaneous.............................................       561,000        596,000
                                                              ------------   ------------
                                                                 6,983,000      7,743,000
                                                              ------------   ------------
         Total assets.......................................  $110,965,000   $100,986,000
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 15,638,000   $  9,369,000
  Accrued compensation......................................     3,780,000      2,586,000
  Accrued expenses..........................................     2,628,000      2,733,000
  Deferred revenue..........................................       908,000      1,548,000
  Income taxes (Note 6).....................................     1,879,000      1,998,000
                                                              ------------   ------------
         Total current liabilities..........................    24,833,000     18,234,000
Revolving credit note (Note 2)..............................    43,348,000     42,914,000
Subordinated notes payable to shareholders (Note 2).........       845,000        879,000
Deferred income taxes.......................................     1,440,000      1,768,000
Deferred revenue............................................       314,000      1,222,000
Other long-term liabilities.................................        17,000         66,000
                                                              ------------   ------------
                                                                70,797,000     65,083,000
Commitments and contingencies (Notes 3 and 10)
Shareholders' equity (Notes 7 and 8):
  Common stock, par value $.10 per share, 25,000,000 shares
    authorized, 8,476,372 shares issued and outstanding in
    1999 8,449,752 shares issued and outstanding in 1998....       847,000        844,000
  Additional paid-in capital................................    10,560,000     10,503,000
  Retained earnings.........................................    28,761,000     24,556,000
                                                              ------------   ------------
         Total shareholders' equity.........................    40,168,000     35,903,000
                                                              ------------   ------------
         Total liabilities and shareholders' equity.........  $110,965,000   $100,986,000
                                                              ============   ============

                            See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             FISCAL YEAR ENDED FEBRUARY 28,
                                                        -----------------------------------------
                                                            1999           1998          1997
                                                        ------------   ------------   -----------
Net sales.............................................  $109,284,000   $102,845,000   $98,952,000
Cost of sales.........................................    54,559,000     51,136,000    47,644,000
                                                        ------------   ------------   -----------
          Gross profit................................    54,725,000     51,709,000    51,308,000
Selling, general, and administrative expenses.........    41,410,000     40,924,000    39,064,000
Depreciation and amortization.........................     3,569,000      3,187,000     2,809,000
                                                        ------------   ------------   -----------
          Operating earnings..........................     9,746,000      7,598,000     9,435,000
Interest expense......................................     3,470,000      3,457,000     3,428,000
                                                        ------------   ------------   -----------
          Income before income taxes and
            extraordinary items.......................     6,276,000      4,141,000     6,007,000
Income taxes (Note 6).................................     2,071,000      1,374,000     1,982,000
                                                        ------------   ------------   -----------
Net income before extraordinary item..................     4,205,000      2,767,000     4,025,000
Extraordinary item -- loss on early extinguishment of
  debt, net of income tax benefit of $40,000 in
  1998................................................            --        (59,000)           --
                                                        ------------   ------------   -----------
          Net income..................................  $  4,205,000   $  2,708,000   $ 4,025,000
                                                        ============   ============   ===========
Net income per common share:
  Income before extraordinary item....................  $        .50   $        .33   $       .48
  Extraordinary item -- loss on early
     extinguishment of debt...........................            --           (.01)           --
                                                        ------------   ------------   -----------
Basic and diluted net income per common share.........  $        .50   $        .32   $       .48
                                                        ============   ============   ===========
Weighted average shares outstanding -- diluted........     8,476,417      8,465,752     8,465,160
                                                        ============   ============   ===========

                            See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 COMMON      ADDITIONAL       RETAINED
                                                 STOCK     PAID-IN CAPITAL    EARNINGS        TOTAL
                                                --------   ---------------   -----------   -----------
Balance at February 29, 1996..................  $422,000     $10,898,000     $17,823,000   $29,143,000
  Exercise of stock options for common
     stock....................................        --          27,000              --        27,000
  Net income for 1997.........................        --              --       4,025,000     4,025,000
                                                --------     -----------     -----------   -----------
Balance at February 28, 1997..................   422,000      10,925,000      21,848,000    33,195,000
  Two-for-one stock split effective in the
     form of a 100% stock dividend (Note 7)...   422,000        (422,000)             --            --
  Net income for 1998.........................        --              --       2,708,000     2,708,000
                                                --------     -----------     -----------   -----------
Balance at February 28, 1998..................   844,000      10,503,000      24,556,000    35,903,000
  Exercise of stock options for common
     stock....................................     3,000          57,000              --        60,000
  Net income for 1999.........................        --              --       4,205,000     4,205,000
                                                --------     -----------     -----------   -----------
Balance at February 28, 1999..................  $847,000     $10,560,000     $28,761,000   $40,168,000
                                                ========     ===========     ===========   ===========

                            See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FISCAL YEAR ENDED FEBRUARY 28,
                                                             ------------------------------------
                                                                1999         1998         1997
                                                             ----------   ----------   ----------
OPERATING ACTIVITIES
Net income.................................................  $4,205,000   $2,708,000   $4,025,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation..........................................   3,123,000    2,741,000    2,363,000
     Amortization..........................................     446,000      446,000      446,000
     Provision for deferred income taxes...................     216,000     (745,000)    (520,000)
     Loss (gain) on sale of property, furniture and
       equipment...........................................      44,000           --      (92,000)
     Changes in operating assets and liabilities:
       Accounts receivable.................................  (5,590,000)  (2,252,000)  (1,264,000)
       Merchandise inventories.............................  (4,332,000)    (377,000)  (5,678,000)
       Other current assets and other assets...............      59,000      (19,000)    (283,000)
       Accounts payable....................................   6,269,000   (2,121,000)   1,918,000
       Accrued compensation and expenses...................   1,089,000      919,000      (55,000)
       Deferred revenue....................................  (1,548,000)     234,000      199,000
       Income taxes........................................    (119,000)     252,000      747,000
       Other long-term liabilities.........................     (49,000)     (43,000)     (71,000)
                                                             ----------   ----------   ----------
Net cash provided by operating activities..................   3,813,000    1,743,000    1,735,000
INVESTING ACTIVITIES
Purchases of property, furniture and equipment.............  (4,189,000)  (3,141,000)  (3,222,000)
                                                             ----------   ----------   ----------
Net cash used in investing activities......................  (4,189,000)  (3,141,000)  (3,222,000)
FINANCING ACTIVITIES
Proceeds from exercise of stock options....................      26,000           --        6,000
Net proceeds from revolving credit note....................     434,000    4,803,000    4,420,000
Principal payments on debt.................................          --   (3,105,000)  (2,429,000)
                                                             ----------   ----------   ----------
Net cash provided by financing activities..................     460,000    1,698,000    1,997,000
                                                             ----------   ----------   ----------
Net increase in cash and cash equivalents..................      84,000      300,000      510,000
Cash and cash equivalents at beginning of year.............     996,000      696,000      186,000
                                                             ----------   ----------   ----------
Cash and cash equivalents at end of year...................  $1,080,000   $  996,000   $  696,000
                                                             ==========   ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest.................................................  $3,487,000   $3,275,000   $3,479,000
                                                             ==========   ==========   ==========
  Income taxes.............................................  $2,191,000   $1,082,000   $1,755,000
                                                             ==========   ==========   ==========

                            See accompanying notes.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1999

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Reeds Jewelers, Inc. and subsidiaries (the "Company") are specialty retailers of fine jewelry, selling to the general public through retail outlets in fifteen states in the United States. Substantially all of the Company's accounts receivable are due from individual customers in these states.

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

RECLASSIFICATIONS

     The classifications in use at February 28, 1999 have been applied to the financial statements for February 28, 1998 and 1997. These reclassifications had no effect on net income or shareholders' equity as previously reported.

STORE PRE-OPENING COSTS

     Store pre-opening costs are charged to results of operations in the period in which the store is opened. Store closing costs are estimated and recognized in the period in which the Company makes the decision that the store will close. Such costs include the present value of estimated future rentals, loss on retirement of property and equipment, and other related occupancy costs.

ACCOUNTING CHANGES

     As of March 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires all non-owner changes in equity that are excluded from net income under existing FASB standards be included as comprehensive income. The Company presently does not have any transactions that directly affect equity other than those transactions with owners. Therefore, the Company's comprehensive income is the same as the Company's net income.

     Effective March 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131"). SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. The adoption of SFAS 131 did not affect the Company's net income or financial position.

     Effective March 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Post-retirement Benefits" ("SFAS 132"). SFAS 132 does not change the recognition or measurement of pension or post-retirement benefit obligations, but standardizes disclosure requirements. Therefore, the provisions of SFAS 132 did not affect the Company's net income or financial position.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

IMPAIRMENT

     Under the provisions of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, furniture and equipment and intangibles, including goodwill, in relation to the operating performance and expected future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. Since adoption, no impairment losses have been recognized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has estimated the fair value amounts of financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," using market information available to management as of February 28, 1999 and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying amount of assets and liabilities are reasonable estimates of their fair values.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE

     Accounts receivable include installment amounts maturing more than one year from the balance sheet dates, in accordance with trade practice. Interest rates on these balances vary by state. The allowance for doubtful accounts was $3,782,000 and $3,338,000 at February 28, 1999 and 1998, respectively. Finance charge income and net earnings from credit insurance subsidiaries of $8,861,000, $8,023,000, and $7,843,000, as well as late fees and other minor revenues of $1,512,000, $1,239,000, and $921,000, for the years ended February 28, 1999,
1998, and 1997, respectively, has been reflected as a reduction of selling, general, and administrative expenses. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the outstanding accounts receivable balance less the value received for any merchandise repossessed due to uncollectible accounts. As of February 28, 1999, the Company had no significant concentrations of credit risk with individual customers.

MERCHANDISE INVENTORIES

     Merchandise inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method. Merchandise inventories were $40,798,000 and $36,466,000 at February 28, 1999 and 1998, respectively. The Company also maintained consigned inventory at its retail locations of $12,670,000 and $10,403,000 at February 28, 1999 and 1998, respectively. This consigned inventory and related contingent obligation are not reflected in the Company's financial statements. At the time consigned inventory is sold, the

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

Company records the purchase liability in accounts payable and the related cost of merchandise in cost of sales.

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

DEFERRED REVENUE

     For the fiscal years ended February 28, 1998 and 1997, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," revenue from these contracts was deferred and recognized in income on a straight-line basis over the contract period. This deferred revenue has been separated into its current and long-term portions on the balance sheet. Commission costs that were directly related to the acquisition of these contracts were deferred and are charged to expense in proportion to the revenue recognized. All other costs, such as costs of services performed under the contracts, general and administrative expenses, and advertising expenses, were charged to expense as incurred. Previously deferred extended service contract revenue recognized for the years ended February 28, 1999, 1998, and 1997 of $1,351,000, $2,177,000, and $1,924,000, respectively, has been reflected as a reduction of selling, general, and administrative expenses.

     During the first quarter of the fiscal year ended February 28, 1999, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. As a result of this change, the Company will continue to recognize existing deferred revenues from previously sold contracts through January 31, 2001 and will now recognize commission revenue for the unrelated third-party extended warranty plans at the time of sale. The effect of this change for the fiscal year ended February 28, 1999 was a $1,427,000 benefit ($918,000 after-tax benefit), which has been reflected as a reduction of selling, general, and administrative expenses.

LAYAWAYS

     The Company offers its customers a layaway plan that allows them to set items aside and pay for them over a period of up to six months with no finance charges. Receipts of payments for layaway deposits are treated as a liability on the Company's balance sheet and are included in accrued expenses. Layaway transactions are not recognized as sales until fully paid for by customers.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Cooperative advertising funds are received from certain vendors. Net advertising expense, net of amounts contributed by vendors to the Company, was $4,861,000, $4,845,000, and $4,903,000 for 1999, 1998, and 1997, respectively. The amounts of prepaid advertising at February 28, 1999 and 1998 were $232,000 and $263,000, respectively.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

STOCK BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires companies to either (i) recognize as expense the fair value of all stock-based awards on the date of grant when issued at market value, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (see Note 8).

INTEREST RATE RISK MANAGEMENT

     At times, the Company enters into various interest rate swaps and caps in managing its interest rate risk. Payments to or from counter parties are recorded as adjustments to interest expense.

EXTRAORDINARY LOSS

     The extraordinary loss of $59,000 for the year ending February 28, 1998, net of income tax benefit of $40,000, represents the write-off of loan origination fees and prepayment penalties paid on the early extinguishment of debt.

2. LONG-TERM DEBT AND NOTES PAYABLE

     On December 21, 1995, the Company entered into a revolving secured credit agreement (the "revolver") whereby the Company can borrow up to $40,000,000 based on specified percentages of eligible inventory and accounts receivable.

     In June 1997, the Company increased its revolving credit facility ("credit facility") to $45,000,000 and extended its expiration to July 31, 2000; covenants and other terms remained unchanged. This agreement also provided for an additional seasonal increase to $50,000,000 from July 1 through December 31, 1997. In May 1998, the Company and its banks agreed to another seasonal increase to $50,000,000 from May 10 through December 31, 1998. Interest under the credit facility is payable monthly, at an interest rate ranging from at the 30-day LIBOR rate (4.94% at February 28, 1999) plus 160 basis points to 200 basis points or prime plus 37 1/2 to 62 1/2 basis points, depending upon the Company's debt-to-worth ratio. The Company had $43,300,000 outstanding on this revolver at February 28, 1999, which is classified as a long-term liability based on its expiration date.

     The revolving credit agreement is collateralized by substantially all of the Company's assets. The various loan agreements contain financial covenants including those that limit dividend payments and additional borrowings and prohibit new store openings if an event of default exists.

     To limit increases in interest expense due to changes in 30-day LIBOR, the Company paid $78,000 on February 2, 1996 to purchase a two-year, $30,000,000 interest rate protection agreement. The interest rate protection agreement limited the Company's exposure to 30-day LIBOR of 6.0% (7.6% to 8.0% with the 160 to 200 basis points spread). The initial premium paid to acquire the interest rate protection agreement was amortized as an increase to interest expense over the two-year term of the agreement. The interest rate protection agreement expired on February 2, 1998. No payments were received from the counter party during the two-year period.

     The Company also has subordinated notes payable to shareholders totaling $845,000 at February 28, 1999, and $879,000 at February 28, 1998, with interest at the prime rate (7.75% at February 28, 1999). These

                     REEDS JEWELERS, INC. AND SUBSIDIARIES
notes are unsecured and subordinate to the revolving credit note and are due upon full payment of all senior obligations or with approval of all senior lenders, and are therefore classified as long-term liabilities.

3. LEASES

     The Company leases retail store facilities under operating lease agreements which provide for base and percentage rentals with terms normally ranging from five to ten years. Percentage rentals are based on sales performance in excess of specified minimums, plus executory costs including taxes and maintenance. Certain of the leases contain fixed renewal options. The Company also leases certain equipment throughout the year on a short-term basis.

     The corporate offices and related facilities are leased from certain shareholders under operating lease agreements. The leases expire on December 31, 2006. Annual rent of approximately $255,000 was paid to shareholders during each of the years ended February 28, 1999, 1998, and 1997.

     Total rent expense was $10,886,000, $10,521,000, and $9,858,000 including percentage rent of $682,000, $695,000, and $769,000 for the years ended February 28, 1999, 1998, and 1997, respectively. Future minimum lease payments are as follows:

2000........................................................  $ 8,359,000
2001........................................................    7,915,000
2002........................................................    6,629,000
2003........................................................    5,485,000
2004........................................................    5,169,000
Thereafter..................................................   15,537,000
                                                              -----------
                                                              $49,094,000
                                                              ===========

4. PROFIT-SHARING AND 401(K) SAVINGS PLAN

     The Company has a contributory profit sharing and 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. Contributions are made on a discretionary basis as authorized by the Board of Directors. The Company's contributions to the profit sharing and 401(k) savings plan totaled $366,000, $355,000, and $236,000 for the years ended February 28, 1999, 1998, and 1997, respectively.

5. RELATED PARTY LEGAL FEES

     The Company incurred legal fees with a firm whose principals are shareholders and members of the Board of Directors of the Company of approximately $184,000 for the year ended February 28, 1999, and $175,000 for each of the years ended February 28, 1998 and 1997.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

6. INCOME TAXES

     The provision for income taxes for the years ended February 28, 1999, 1998, and 1997 consists of the following:

                                                        1999         1998         1997
                                                     ----------   ----------   ----------
Currently payable:
  Federal..........................................  $1,590,000   $1,736,000   $2,120,000
  State............................................     265,000      343,000      382,000
                                                     ----------   ----------   ----------
                                                      1,855,000    2,079,000    2,502,000
Deferred:
  Federal..........................................     202,000     (604,000)    (453,000)
  State............................................      14,000     (141,000)     (67,000)
                                                     ----------   ----------   ----------
                                                        216,000     (745,000)    (520,000)
                                                     ----------   ----------   ----------
                                                     $2,071,000   $1,334,000   $1,982,000
                                                     ==========   ==========   ==========

     A reconciliation of the provision for income taxes to income tax expense, computed by applying the statutory federal income tax rate to pre-tax earnings at February 28, 1999, 1998 and 1997, is as follows:

                                                        1999         1998         1997
                                                     ----------   ----------   ----------
Income tax expense at statutory federal rate.......  $2,134,000   $1,375,000   $2,043,000
Increase (decrease) resulting from:
  Tax attributable to captive insurance company
     income not taxed for federal purposes.........    (243,000)    (217,000)    (222,000)
  State income taxes, net of federal income tax
     benefit.......................................     184,000      226,000      252,000
Other..............................................      (4,000)     (50,000)     (91,000)
                                                     ----------   ----------   ----------
                                                     $2,071,000   $1,334,000   $1,982,000
                                                     ==========   ==========   ==========

     The tax effects of temporary differences at February 28, 1999 and 1998 that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                                1999          1998
                                                             ----------   -------------
Deferred tax liabilities:
  Tax over book depreciation...............................  $1,440,000   $   1,768,000
                                                             ----------   -------------
Total deferred tax liabilities.............................   1,440,000       1,768,000
Deferred tax assets:
  Deferred revenue.........................................     439,000         995,000
  Net operating loss carryforwards.........................      45,000          49,000
  Accrued expenses.........................................     536,000         476,000
  Reserves.................................................   1,576,000       1,641,000
                                                             ----------   -------------
Total deferred tax assets..................................   2,596,000       3,161,000
Valuation allowance for deferred tax assets................    (157,000)       (178,000)
                                                             ----------   -------------
Net deferred tax assets....................................   2,439,000       2,983,000
                                                             ----------   -------------
Net deferred taxes.........................................  $ (999,000)  $  (1,215,000)
                                                             ==========   =============

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

     The Company's deferred income tax expense (benefit) results from the following:

                                                       FISCAL YEAR ENDED FEBRUARY 28,
                                                      ---------------------------------
                                                        1999        1998        1997
                                                      ---------   ---------   ---------
Excess of tax over financial reporting:
  Depreciation......................................  $(328,000)  $(179,000)  $(302,000)
  Deferred revenue..................................    556,000     (83,000)    (68,000)
  Accrued expenses..................................    (60,000)    (67,000)    (99,000)
  Reserves..........................................     65,000    (376,000)    (71,000)
  Other items, net..................................    (17,000)    (40,000)     20,000
                                                      ---------   ---------   ---------
                                                      $ 216,000   $(745,000)  $(520,000)
                                                      =========   =========   =========

     At February 28, 1999, certain companies of the consolidated group have state net operating loss carryovers, expiring through 2006, of $1,358,000 for tax return purposes.

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

8. STOCK OPTION PLANS

     Under the 1986 Employee Incentive Stock Option Plan (the "1986 Plan"), options were authorized to be granted to key employees to purchase 50,000 shares of common stock at a price not less than the fair market value at the date of grant. In July 1994, the Company amended the 1986 Plan to terminate all future grants of options. Options outstanding under the 1986 Plan are fully vested and exercisable under the original terms of the agreement, expiring at various times through July 2000.

     Under the 1992 Director Stock Option Plan (the "1992 Plan"), options were authorized to be granted to non-employee directors to purchase 10,000 shares of common stock at a price not less than the fair market value at the date of grant. In July 1994, the Company amended the 1992 Plan to terminate all future grants of options. All options granted under the 1992 Plan expired during July 1998.

     On July 13, 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). Under the 1994 Plan, options to purchase 484,000 shares of common stock (as adjusted for subsequent stock dividends) may be granted to key employees and non-employee directors. The 1994 Plan allows for the grant of "incentive" and "nonqualified" options that allow the holder to purchase shares of common stock at a price not less than the fair market value at the date of grant. The 1994 Plan permits the grant of options for a term of up to ten years. Vesting terms for options granted under the 1994 Plan are determined at the discretion of the Compensation Committee. During fiscal 1999, the Company granted options for 18,000 shares of common stock. Options outstanding under the 1994 plan expire at various times from July 1999 through July 2007.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

     Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to February 28, 1995 under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions as of February 28, 1999, 1998, and 1997:

                                                   1999           1998           1997
                                                 ---------      ---------      ---------
Risk-free interest rate........................       5.63%          5.80%          6.93%
Dividend yield.................................          0%             0%             0%
Volatility factor..............................       .415           .454           .472
Expected life..................................  9.4 years      8.7 years      6.5 years

     Option valuation models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards in 1999, 1998, and 1997 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below:

                                                       FISCAL YEAR ENDED FEBRUARY 28,
                                                       ------------------------------
                                                        1999        1998        1997
                                                       ------      ------      ------
Net income -- as reported............................  $4,205      $2,708      $4,025
Net income -- pro forma..............................   4,137       2,663       3,991
Net income per share -- as reported..................     .50         .32         .48
Net income per share -- pro forma....................     .49         .31         .47

     Stock option activity under each of these plans for the years ended February 28, 1999, 1998, and 1997 were as follows:

                                          1986 AND 1992 PLANS               1994 PLAN
                                       --------------------------   --------------------------
                                       NUMBER OF       OPTION       NUMBER OF       OPTION
                                        SHARES         PRICE         SHARES         PRICE
                                       ---------   --------------   ---------   --------------
Options outstanding at February 29,
  1996...............................    77,682    $1.34 to $3.00    313,354    $4.50 to $5.51
  Granted............................        --                --     20,000    $4.00 to $4.40
  Exercised..........................   (16,940)   $1.34 to $1.70         --                --
  Canceled...........................        --                --    (14,944)   $4.75 to $5.01
                                        -------    --------------    -------    --------------
Options outstanding at February 28,
  1997...............................    60,742    $1.55 to $3.00    318,410    $4.00 to $5.51
  Granted............................        --                --     38,000    $3.88 to $4.26
  Exercised..........................        --                --         --                --
  Canceled...........................      (484)   $         2.58     (1,968)   $4.75 to $5.51
                                        -------    --------------    -------    --------------
Options outstanding at February 28,
  1998...............................    60,258    $1.55 to $3.00    354,442    $3.88 to $5.51
  Granted............................        --                       18,000    $3.75 to $4.54
  Exercised..........................   (26,620)   $1.55 to $2.84         --                --
  Canceled...........................   (15,972)   $2.58 to $3.00     (3,252)   $4.75 to $5.01
                                        -------    --------------    -------    --------------
Options outstanding at February 28,
  1999...............................    17,666    $1.55 to $3.00    369,190    $3.75 to $5.51
                                        =======    ==============    =======    ==============
Options exercisable at February 28,
  1999...............................    17,666    $1.55 to $3.00    320,215    $3.75 to $5.51
                                        =======    ==============    =======    ==============
Options available for grant at
  February 28, 1999..................        --                      102,710
                                        =======                      =======

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

     Approximately 337,881, 273,860, and 100,346 outstanding awards were exercisable at February 28, 1999, 1998 and 1997.

     The weighted-average remaining contractual life of options outstanding as of February 28, 1999 is 5.4 years. The weighted-average exercise price of options outstanding as of February 28, 1999 is $4.78.

     Options granted during the years ended February 28, 1999, 1998, and 1997 had the following weighted-average information:

                                                         GRANT DATE STOCK   GRANT DATE STOCK
                                                          PRICE EQUAL TO    PRICE LESS THAN
                                                          EXERCISE PRICE     EXERCISE PRICE
                                                         ----------------   ----------------
February 28, 1997
  Weighted-average fair value..........................       $2.29              $1.71
  Weighted-average exercise price......................       $4.40              $4.00
February 28, 1998
  Weighted-average fair value..........................       $2.54              $1.73
  Weighted-average exercise price......................       $3.88              $4.26
February 28, 1999
  Weighted-average fair value..........................       $2.34              $2.04
  Weighted-average exercise price......................       $3.75              $4.28

     At February 28, 1999 and 1998, the Company has reserved 489,566 and 532,158 shares, respectively, of common stock for future issuance related to the stock option plans.

9. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per common share in accordance with Statement No. 128, "Earnings per Share":

                                                        FISCAL YEAR ENDED FEBRUARY 28,
                                                     ------------------------------------
                                                        1999         1998         1997
                                                     ----------   ----------   ----------
Numerator:
Numerator for basic and diluted net income per
  share -- net income available to common
  shareholders.....................................  $4,205,000   $2,708,000   $4,025,000
Denominator:
Denominator for basic net income per
  share -- weighted-average shares.................   8,461,417    8,449,752    8,442,160
Effect of dilutive securities:
Employee stock options.............................      15,000       16,000       23,000
                                                     ----------   ----------   ----------
Denominator for diluted net income per
  share -- adjusted weighted-average shares........   8,476,417    8,465,752    8,465,160
                                                     ==========   ==========   ==========
Basic and diluted net income per common share......  $      .50   $      .32   $      .48
                                                     ==========   ==========   ==========

10. COMMITMENTS AND CONTINGENCIES

     In the past, a subsidiary of the Company purchased non-file UCC insurance from an unaffiliated insurance carrier for accounts originated in certain states and charged its customers in those states a non-file UCC insurance fee equal to the subsidiary's premium cost for that insurance. Non-file insurance reimbursed the subsidiary for losses on accounts that resulted from its decision not to file a UCC financing statement for the collateral securing the account. Several plaintiffs challenged certain aspects of the Company's non-file insurance practices. This civil action suit was discussed in more detail in previous filings, including the

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

Company's February 28, 1998 10-K and Annual Report. In July 1998, the final order for a settlement provided for, among other things, the payment of $486,000 to a settlement fund and the payment of administrative fees that were approximately $127,000. No expense was incurred during the fiscal year ended February 28, 1999 due to the fact that the Company recorded a charge of $700,000, or $.08 per share, during the fourth quarter of the prior fiscal year in anticipation of this settlement. The settlement was paid in full during the year ended February 28, 1999.

11. OPERATING SEGMENT INFORMATION

     In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The Company now reports two segments, retail operations and credit operations. Separate financial information is produced internally and is regularly reviewed by the chief operating decision-maker ("CODM"). The retail operations segment consists of all store locations and corporate headquarters. The stores have all been combined into one segment because they have similar basic characteristics, such as the nature of products, and the class of customers for their products. Corporate headquarters is included in this same segment due to the fact that its revenues earned are incidental to the Company's activities and it serves as a support system to the stores. The credit operations segment is primarily engaged in providing and maintaining financing for our customers. This operation is aggregated since the CODM evaluates it separately. It also meets one of the three quantitative thresholds, the asset test, since it represents 10.0% or more of the combined assets of all operating segments. The basis of accounting for segment reporting is the same as stated in
Note 1.

     The following table summarizes the revenues, operating income, assets, depreciation, and capital expenditures for each reportable segment for the years ended February 28, 1999, 1998, and 1997. In the financial statements, the revenues from credit operations and other revenues from retail operations are reflected as a reduction of selling, general, and administrative expenses as discussed in Note 1:

                                                   RETAIL        CREDIT
                                                 OPERATIONS    OPERATIONS       TOTAL
                                                ------------   -----------   ------------
FOR THE YEAR ENDED FEBRUARY 28, 1999
  Revenues....................................  $109,284,000   $10,373,000   $119,657,000
  Other revenues..............................     2,778,000            --      2,778,000
  Operating income............................     5,873,000     3,873,000      9,746,000
  Identifiable assets.........................    64,944,000    46,021,000    110,965,000
  Depreciation and Amortization...............     3,422,000       147,000      3,569,000
  Capital expenditures........................     4,020,000       169,000      4,189,000
FOR THE YEAR ENDED FEBRUARY 28, 1998
  Revenues....................................  $102,845,000   $ 9,262,000   $112,107,000
  Other revenues..............................     2,177,000            --      2,177,000
  Operating income............................     5,095,000     2,503,000      7,598,000
  Identifiable assets.........................    60,294,000    40,692,000    100,986,000
  Depreciation and Amortization...............     3,117,000        70,000      3,187,000
  Capital expenditures........................     2,858,000       283,000      3,141,000
FOR THE YEAR ENDED FEBRUARY 28, 1997
  Revenues....................................  $ 98,952,000   $ 8,764,000   $107,716,000
  Other revenues..............................     1,924,000            --      1,924,000
  Operating income............................     6,382,000     3,053,000      9,435,000
  Identifiable assets.........................    59,362,000    38,157,000     97,519,000
  Depreciation and Amortization...............     2,790,000        19,000      2,809,000
  Capital expenditures........................     3,153,000        69,000      3,222,000

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

12. SUBSEQUENT EVENT (UNAUDITED)

     In April 1999, the Company, its existing banks, and two additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002 on terms similar to those of the previous agreement. Under the amended agreement, the Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate plus 125 basis points to 185 basis points or prime plus 25 basis points, depending upon the Company's debt-to-worth ratio.

                                                                     SCHEDULE II

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED FEBRUARY 28, 1999, 1998, AND 1997

                                                        COLUMN C
           COLUMN A               COLUMN B             ADDITIONS             COLUMN D      COLUMN E
           --------             ------------    ------------------------    ----------    ----------
                                 BALANCE AT     CHARGED TO    CHARGED TO                  BALANCE AT
                                BEGINNING OF    COSTS AND       OTHER                       END OF
DESCRIPTION                        PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
-----------                     ------------    ----------    ----------    ----------    ----------
Year ended February 28, 1999:
  Allowance for doubtful
     accounts.................   $3,338,000     $4,234,000     $    --      $3,790,000(1) $3,782,000
  Valuation allowance for
     deferred tax assets......      178,000             --          --          21,000(3)    157,000
                                 ----------     ----------     -------      ----------    ----------
                                 $3,516,000     $4,234,000     $    --      $3,811,000    $3,939,000
                                 ==========     ==========     =======      ==========    ==========
Year ended February 28, 1998:
  Allowance for doubtful
     accounts.................   $3,079,000     $4,092,000     $    --      $3,833,000(1) $3,338,000
  Valuation allowance for
     deferred tax assets......      220,000             --          --          42,000(3)    178,000
                                 ----------     ----------     -------      ----------    ----------
                                 $3,299,000     $4,092,000     $    --      $3,875,000    $3,516,000
                                 ==========     ==========     =======      ==========    ==========
Year ended February 28, 1997:
  Allowance for doubtful
     accounts.................   $2,934,000     $3,538,000     $    --      $3,393,000(1) $3,079,000
  Valuation allowance for
     deferred tax assets......      202,000             --      18,000(2)           --       220,000
                                 ----------     ----------     -------      ----------    ----------
                                 $3,136,000     $3,538,000     $18,000      $3,393,000    $3,299,000
                                 ==========     ==========     =======      ==========    ==========

---------------

(1) Uncollectible accounts written off.
(2) State deferred tax assets unlikely to be realized.
(3) State deferred tax assets likely to be realized.