Form 10-Q
period 1999-05-31
REEDS JEWELERS INC
filed 1999-07-15
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 1999
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of July 12, 1999 was 8,476,372.

                                     Part I

Item 1.  FINANCIAL STATEMENTS

         The consolidated financial statements included herein have been prepared by Reeds Jewelers, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended February 28, 1999.

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                          February 28,           May 31,           May 31,
                                                                  1999              1999              1998
                                                          ------------      ------------      ------------
ASSETS
Cash and cash equivalents                                 $  1,080,000      $  1,376,000      $  1,091,000
Accounts receivable:
     Customers, less allowance for doubtful accounts
      of $3,782,000, $3,658,000, and $3,210,000             45,655,000        44,164,000        38,747,000
      Other                                                    853,000           746,000           646,000
Merchandise inventories                                     40,798,000        46,674,000        40,920,000
Deferred income taxes                                        2,312,000         2,205,000         2,285,000
Other                                                          523,000           545,000           754,000
                                                          ------------      ------------      ------------
        Total current assets                                91,221,000        95,710,000        84,443,000

Property and equipment                                      30,656,000        31,592,000        29,065,000
Less: accumulated depreciation and amortization             17,895,000        18,596,000        17,045,000
                                                          ------------      ------------      ------------
         Net property and equipment                         12,761,000        12,996,000        12,020,000

Goodwill, net of accumulated amortization of
   $2,101,000, $2,212,000, and $1,766,000                    6,295,000         6,184,000         6,630,000
Deferred income taxes, net of valuation allowance of
   $157,000, $150,000 and $149,000                             127,000            75,000           317,000
Other                                                          561,000           661,000           609,000
                                                          ------------      ------------      ------------
         Total other assets                                  6,983,000         6,920,000         7,556,000
                                                          ------------      ------------      ------------

    TOTAL ASSETS                                          $110,965,000      $115,626,000      $104,019,000
                                                          ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                          $ 15,638,000      $ 12,593,000      $ 10,646,000
Accrued expenses                                             6,408,000         4,517,000         4,655,000
Deferred revenue (Note D)                                      908,000           754,000         1,391,000
Income taxes                                                 1,879,000            53,000           170,000
Current portion of long-term debt                                    0                 0         2,862,000
                                                          ------------      ------------      ------------
        Total current liabilities                           24,833,000        17,917,000        19,724,000

Revolving credit note                                       43,348,000        54,769,000        45,000,000
Subordinated notes payable to shareholders                     845,000           845,000           879,000
Deferred income taxes                                        1,440,000         1,281,000         1,387,000
Deferred revenue (Note D)                                      314,000           182,000           936,000
Other long-term liabilities                                     17,000           133,000           145,000
                                                          ------------      ------------      ------------
       Total long-term liabilities                          45,964,000        57,210,000        48,347,000

Common stock, par value $0.10 per share;
   25,000,000 shares authorized; 8,476,372 shares
   issued and outstanding at February 28, 1999 and
   May 31, 1999; 8,449,752 shares issued and
   outstanding at May 31, 1998 (Note B)                        847,000           847,000           844,000
Additional paid-in capital (Note B)                         10,560,000        10,560,000        10,503,000
Retained earnings                                           28,761,000        29,092,000        24,601,000
                                                          ------------      ------------      ------------
        Total shareholders' equity                          40,168,000        40,499,000        35,948,000
                                                          ------------      ------------      ------------

      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                             $110,965,000      $115,626,000      $104,019,000
                                                          ============      ============      ============

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                         Three months ended May 31,
                                                            1999               1998
                                                     -----------        -----------
Net sales                                            $23,419,000        $20,431,000
Cost of sales                                         11,510,000         10,053,000
                                                     -----------        -----------

          Gross profit                                11,909,000         10,378,000

Selling, general, and administrative expenses          9,766,000          8,644,000
Depreciation and amortization                            852,000            816,000
                                                     -----------        -----------

          Operating earnings                           1,291,000            918,000

Interest expense                                         797,000            851,000
                                                     -----------        -----------

          Income before income taxes                     494,000             67,000

Income taxes                                             163,000             22,000
                                                     -----------        -----------

          Net earnings                               $   331,000        $    45,000
                                                     ===========        ===========




Basic and diluted earnings per share (Note B)        $      0.04        $      0.01
                                                     ===========        ===========

Weighted average shares outstanding (Note B)           8,476,372          8,449,752
                                                     ===========        ===========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three months ended May 31,
                                                                                 1999                1998
                                                                         ------------         -----------
Operating activities
   Net income                                                            $    331,000         $    45,000
   Adjustments to reconcile net income to net cash
     used in operating activities:
         Depreciation and Amortization                                        852,000             816,000
         Loss (gain) on sale of property, furniture and equipment               2,000              (1,000)
         Changes in operating assets and liabilities:
            Accounts receivable                                             1,598,000           1,525,000
            Merchandise inventories                                        (5,876,000)         (4,454,000)
            Other current assets and other assets                            (133,000)           (193,000)
            Accounts payable                                               (3,045,000)          1,279,000
            Accrued expenses                                               (1,892,000)           (566,000)
            Deferred revenue                                                 (286,000)           (443,000)
            Income taxes                                                   (1,826,000)         (1,828,000)
            Other long-term liabilities                                       116,000             (19,000)
                                                                         ------------         -----------

Net cash used in operating activities                                     (10,159,000)         (3,839,000)

Investing activities
   Purchases of property, furniture and equipment                            (966,000)         (1,014,000)
                                                                         ------------         -----------

Net cash used in investing activities                                        (966,000)         (1,014,000)

Financing activities
   Net proceeds from revolving credit note                                 11,421,000           4,948,000
                                                                         ------------         -----------

Net cash provided by financing activities                                  11,421,000           4,948,000
                                                                         ------------         -----------

Net increase in cash and cash equivalents                                     296,000              95,000
Cash, beginning of period                                                   1,080,000             996,000
                                                                         ------------         -----------

Cash, end of period                                                      $  1,376,000         $ 1,091,000
                                                                         ============         ===========


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                           $    738,000         $   851,000
                                                                         ============         ===========
      Income taxes                                                       $  1,878,000         $ 2,207,000
                                                                         ============         ===========

REEDS JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  MANAGEMENT'S OPINION

    These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended February 28, 1999.

    Management of Reeds Jewelers, Inc. believes that the consolidated financial statements contained herein contain all adjustments necessary to present fairly the financial position, consolidated results of operations, and cash flows for the interim period. Management also believes that all adjustments so made are of a normal and recurring nature.

B.  STOCK SPLIT

    All share and per share amounts have been adjusted for the two-for-one stock split effective in the form of a 100% stock dividend on February 20, 1998.

C.  RECLASSIFICATIONS

    Certain reclassifications were made to the 1998 financial statements to conform to the classifications used in 1999. The reclassifications had no effect on net income or shareholders' equity as previously reported.

D.  DEFERRED REVENUE

    For the fiscal years ended February 28, 1998 and 1997 and February 29, 1996, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," revenue from these contracts was deferred and recognized in income on a straight-line basis over the contract period. This deferred revenue has been separated into its current and long-term portions on the balance sheet. Commission costs that were directly related to the acquisition of these contracts were deferred and charged to expense in proportion to the revenue recognized. All other costs, such as costs of services performed under the contracts, general and administrative expenses, and advertising expenses, were charged to expense as incurred. Previously deferred extended service contract revenue recognized for the quarters ended May 31, 1999 and 1998 of $264,000 and $408,000, respectively, has been reflected as a reduction of selling, general, and administrative expenses.

    During the first quarter of the fiscal year ended February 28, 1999, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. These contracts provide for warranty periods of 24 to 36 months. As a result of this change, the Company will continue to recognize existing deferred revenues from previously sold contracts through January 31, 2001 and now recognizes commission revenue for the unrelated third-party extended warranty plans at the time of sale.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Sales

Net sales for the three months ended May 31, 1999 were $23,419,000, 14.6% higher than the same period a year earlier. The Company operated eight more stores during the first quarter of 1999 ending the period with 107 stores. Comparable store sales of 15.7% in March, 9.7% in April, and 8.1% in May resulted in an 11.2% same-store increase for the quarter. During the first quarter ended May 31, 1999, the Company opened four new stores and sold one under-performing store. Management expects to open at least four more new stores during the rest of the current year.

The Company averaged 96.1% in-stock on its key and core items during the first quarter of the current year compared to 92.1% a year ago. The Company averaged 83.6% in-stock on its entire basic merchandise mix compared to 81.8% during the same quarter last year. During the quarter ended May 31, 1999, key and core merchandise accounted for 49.9% of net sales, 52.3% of the items in the Company's basic merchandise mix, and 37.4% of its inventory investment. In the first quarter of last year, key & core merchandise represented 49.9% of net sales, 52.3% of the items offered, and 40.5% of inventory.

Sales on the Company's proprietary credit card were up 16.7% while cash sales rose 12.7%. Credit sales accounted for 49.6% of total net sales, compared to 48.7% during the first quarter of last year. The average credit transaction during the first quarter of 1999 was 2.5% higher than the same quarter in 1998. The average credit sale was also 4.4 times the size of the average cash sale, compared to 4.8 times in 1998. The primary reason for the difference in the average credit and cash transaction is the number of cash repair sales, that yield a lower price per transaction, the Company transacts. The Company's credit marketing efforts resulted in 4.8% more applications being obtained and 25.3% more new accounts being opened during the first quarter of the current year than during the same period a year ago.

     Gross Profit

Gross margins were 50.9% of net sales for the first quarter of 1999 and were 50.8% during the same period a year ago. The improvement in gross margins resulted from minor improvements in the three major categories, diamonds, watches, and gold, than the same time last year. Sales of diamonds, the Company's largest category, rose 17.5%, sales of gold and semi-precious color increased 13.4%, and sales of watches increased 10.5%.

     Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative expenses as a percentage of net sales were 41.7%, and 42.3% for the three month periods ended May 31, 1999 and 1998, respectively. The following table shows the significant expenses as a percentage of net sales for the first quarters of the last two years:

                                                        1999              1998
                                                        ----              ----
Compensation - salaries & hourly wages                 18.7 %            18.8 %
Compensation - bonuses & commissions                    4.5 %             4.4 %
Rents for space                                        12.0 %            12.5 %
Advertising                                             6.0 %             6.0 %
Bad debt                                                3.5 %             3.9 %
Finance charges                                        (9.1)%            (9.3)%

Bad debt increased 3.1% to $827,000 from $802,000 and fell to 3.5% of net sales for the quarter compared to 3.9% a year earlier. Gross write-off for bad debts increased 5.0% and net write-off, after recovery of amounts previously written off, increased 1.0%. Actual write-offs as a percentage of net sales were 4.0% and 4.5% during each quarter ended May 31, 1999, and 1998, respectively. The allowance for doubtful accounts was 7.65% of customer receivables (prior to the allowance for doubtful accounts) for the first quarter of the last two years. Delinquent accounts (accounts over 90 days past due) represented 8.7% and 8.5% of the Company's accounts receivable portfolio on the last day of May 1999 and 1998, respectively. Credit extension and collection policies were consistent during each of the two periods.

During the first quarter of last year, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. These contracts provide for warranty periods of 24 to 36 months. As a result of this change, the Company will continue to recognize existing deferred revenues from previously sold contracts through January 31, 2001 and will now recognize commission revenue for the unrelated third-party extended warranty plans at the time of sale. The effect of this change during the first quarter of this year was an additional $264,000, compared to $408,000 during the first quarter a year ago, which has been shown as a reduction of selling, general, and administrative expenses. Extended service agreements equaled 2.8%, and 4.4% of net sales at the end of the first quarter of fiscal 2000 and 1999, respectively.

     Interest Expense

Interest expense decreased $54,000 during the quarter to $797,000. Average borrowings were 4.8% higher than during the first quarter of last year. However, the Company's effective interest rate during the current quarter fell to 6.4% from 7.3% a year ago.

     Income Taxes and Net Earnings

The provision for income taxes was $163,000 during the first quarter ended May 31, 1999, compared to $22,000 for the same period a year earlier. The Company's anticipated tax rate was 33.0% in the first quarter of both years. The Company earned $331,000 in the quarter ended May 31, 1999, compared to a $45,000 in the previous year. On a basic and diluted basis, the Company earned $0.04 per share in the first quarter of 1999 compared to $0.01 per share in the same quarter of 1998.

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

The Company is using external and internal resources to test, reprogram, or replace its operating software and hardware, application systems, EDI systems, user written systems, network components, PC hardware and software, and embedded chips. The Company has completed its initial review of these areas and believes that its systems are Y2K compliant. The Company continues to run additional tests to increase the likelihood that any unexpected problems are identified and corrected. All vendors and suppliers have been contacted and have assured the Company that they are or will be compliant by mid-1999. No material costs have been incurred, nor are any expected to be incurred, by the Company related to the Y2K issue.

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

Liquidity and Capital Resources

     Working Capital

Working capital increased 20.2% to $77,793,000 at May 31, 1999 from $64,719,000 at May 31, 1998. The ratio of current assets to current liabilities as of May 31, 1999 was 5.3 to 1, compared to 4.3 to 1 a year earlier.

Merchandise inventories at the end of the first quarter of 2000 were 14.1% higher than a year earlier --- $46,674,000 compared to $40,920,000. The investment in owned inventories on a per store basis was up 5.1% from a year earlier. In addition to owned inventories, the Company's offerings included an additional 30.0% in consigned inventories at May 31, 1999 and an additional 22.2% at May 31, 1998.

     Capital Expenditures

Capital expenditures totaled $966,000 at the end of the first quarter of fiscal 2000, compared to $1,014,000 during the same period a year ago. During the first quarter of the fiscal 2000 the Company opened new stores in Louisville, KY, Chattanooga, TN, Dulles, VA, and Norfolk, VA. The Company also sold an under-performing store in Memphis, TN at its depreciated value.

     Debt

Borrowings under the Company's revolving credit facility averaged $46.0 million during the quarter ended May 31, 1999 and $43.9 million during the same quarter of 1998. The maximum borrowings outstanding under the facility at any time during the two quarters were $54.8 and $47.9, respectively. At May 31, 1999, $54.8 was outstanding under the facility, compared to $47.9 at May 31, 1998. Substantially all of the Company's assets serve as collateral for the revolving bank facility.

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

In April 1999, the Company, its existing banks, and two additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002 on terms similar to those of the previous agreement. Under the amended agreement, the Company pays interest at an interest rate ranging from the 30-day LIBOR plus 125 basis points to 185 basis points or at the banks' prime rate plus 25 basis points, depending upon the Company's debt-to-worth ratio. As of May 31, 1999, the Company's rate was 30-day LIBOR plus 145 basis points.

The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note.

     Strategic Expenditure

The Company intends to spend approximately $1,000,000 during the remainder of the fiscal year to develop a strategic channel of distribution on the internet.

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

Item 3.     OPERATING SEGMENT INFORMATION

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

The following table summarizes the revenues, operating income, assets, depreciation, and capital expenditures for each reportable segment for the quarters ended May 31, 1999, and 1998:


--------------------------------------------- ------------------ ----------------- --------------------
                                                    Retail             Credit
                                                  Operations         Operations          Total
--------------------------------------------- ------------------ ----------------- --------------------
For the quarter ended May 31, 1999
--------------------------------------------- ------------------ ----------------- --------------------
    Revenues                                         $23,419,000       $ 2,603,000     $ 26,022,000
    Operating income                                    (499,000)        1,790,000        1,291,000
    Identifiable assets                               71,000,000        44,626,000      115,626,000
    Depreciation and Amortization                        806,000            45,000          851,000
    Capital expenditures                                 837,000           129,000          966,000
--------------------------------------------- ------------------ ----------------- --------------------
For the quarter ended May 31, 1998
--------------------------------------------- ------------------ ----------------- --------------------
    Revenues                                         $20,431,000       $ 2,182,000     $ 22,613,000
    Operating income                                     387,000           531,000          918,000
    Identifiable assets                               64,923,000        39,096,000      104,019,000
    Depreciation and Amortization                        786,000            30,000          816,000
    Capital expenditures                                 950,000            64,000        1,014,000

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of Shareholders was held Wednesday, July 7, 1999, and the following matters were submitted to a vote of the shareholders:

         (b) To elect nine directors (Garland Waddy Garrett, Fenton H. Hord, Arlene Z. Schreiber, Richard F. Sherman, Alan M. Zimmer, Herbert J. Zimmer, Jeffrey L. Zimmer, Roberta G. Zimmer, and William R. Zimmer) to serve until the 2000 Annual Meeting of Shareholders or until their successors are elected and qualified: for Garland Waddy Garrett, Fenton H. Hord, Arlene
                  Z. Schreiber, Richard F. Sherman, Alan M. Zimmer, Herbert J. Zimmer, Jeffrey L. Zimmer, and William R. Zimmer, 7,954,456 votes were cast in favor, and 31,252 votes were withheld: for Roberta G. Zimmer, 7,947,226 votes were cast in favor, and 38,482 votes were withheld.

         (c) To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending February 29, 2000: 7,954,164 votes were cast in favor, 31,010 votes against, and 534 votes abstained.

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


                                          REEDS JEWELERS, INC.


        July 12, 1999                         /s/   James R. Rouse
     -------------------                      ------------------------
                                                    James R. Rouse
                                                    Treasurer and
                                               Chief Financial Officer