Form 10-Q
period 1999-08-31
REEDS JEWELERS INC
filed 1999-10-14
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED AUGUST 31, 1999
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of October 12, 1999 was 8,476,372.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements included herein have been prepared by Reeds Jewelers, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended February 28, 1999.

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                 FEBRUARY 28,       AUGUST 31,        AUGUST 31,
                                                                     1999              1999              1998
                                                                     ----              ----              ----
ASSETS
Cash and cash equivalents                                       $  1,080,000      $    898,000     $    926,000
Accounts receivable:
     Customers, less allowance for doubtful accounts
        of $3,782,000, $3,638,000, and $3,197,000                 45,655,000        43,919,000       38,597,000
     Other                                                           853,000           629,000          632,000
Merchandise inventories                                           40,798,000        46,181,000       40,876,000
Deferred income taxes                                              2,312,000         2,184,000        2,162,000
Other                                                                523,000           588,000          631,000
                                                                  ----------        ----------       ----------
        Total current assets                                      91,221,000        94,399,000       83,824,000

Land and building                                                     83,000            83,000           82,000
Furniture and equipment                                           19,601,000        21,353,000       18,614,000
Leasehold improvements                                            10,972,000        11,309,000       10,791,000
                                                                  ----------        ----------       ----------
                                                                  30,656,000        32,745,000       29,487,000
Less: accumulated depreciation and amortization                   17,895,000        19,151,000       17,220,000
                                                                  ----------        ----------       ----------
     Net property and equipment                                   12,761,000        13,594,000       12,267,000

Goodwill, net of accumulated amortization of
   $2,101,000, $2,324,000, and $1,877,000                          6,295,000         6,072,000        6,518,000
Deferred income taxes, net of valuation allowance of
   $157,000, $150,000 and $145,000                                   127,000            22,000          238,000
Other                                                                561,000           723,000          616,000
                                                                   ---------         ---------        ---------
        Total other assets                                         6,983,000         6,817,000        7,372,000
                                                                   ---------         ---------        ---------

    TOTAL ASSETS                                                $110,965,000      $114,810,000     $103,463,000
                                                                ============      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                $ 15,638,000      $  8,020,000     $ 10,331,000
Accrued compensation                                               3,780,000         1,817,000        1,764,000
Accrued expenses                                                   2,510,000         2,002,000        1,888,000
Deferred revenue                                                     908,000           607,000        1,230,000
Income taxes                                                       1,879,000           113,000          144,000
Current portion of long-term debt                                          0                 0        4,217,000
                                                                  ----------        ----------       ----------
        Total current liabilities                                 24,715,000        12,559,000       19,574,000

Revolving credit note                                             43,348,000        59,342,000       45,000,000
Subordinated notes payable to shareholders                           845,000           845,000          845,000
Deferred income taxes                                              1,440,000         1,207,000        1,185,000
Deferred revenue                                                     314,000            81,000          688,000
Other long-term liabilities                                          135,000           135,000          141,000
                                                                  ----------        ----------       ----------
        Total long-term liabilities                               46,082,000        61,610,000       47,859,000

Common stock, par value $0.10 per share; 25,000,000 shares
   authorized; 8,476,372 shares issued and outstanding at
   February 28, 1999 and August 31, 1999; 8,464,272 shares
   issued and Outstanding at August 31, 1998                         847,000           847,000          846,000
Additional paid-in capital                                        10,560,000        10,560,000       10,541,000
Retained earnings                                                 28,761,000        29,234,000       24,643,000
                                                                  ----------        ----------       ----------
        Total shareholders' equity                                40,168,000        40,641,000       36,030,000
                                                                  ----------        ----------       ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $110,965,000      $114,810,000     $103,463,000
                                                                ============      ============     ============

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                  THREE MONTHS ENDED AUGUST 31,     SIX MONTHS ENDED AUGUST 31,
                                                      1999             1998            1999             1998
                                                      ----             ----            ----             ----
Net sales                                        $ 22,731,000     $ 21,052,000    $ 46,150,000     $ 41,483,000
Cost of sales                                      11,055,000       10,560,000      22,565,000       20,613,000
                                                   ----------       ----------      ----------       ----------

          Gross profit                             11,676,000       10,492,000      23,585,000       20,870,000

Selling, general, and administrative                9,559,000        8,630,000      19,325,000       17,274,000
Depreciation and amortization                         897,000          881,000       1,749,000        1,697,000
                                                  -----------       ----------      ----------       ----------

          Operating earnings                        1,220,000          981,000       2,511,000        1,899,000

Interest expense                                    1,008,000          918,000       1,805,000        1,769,000
                                                  -----------       -----------     -----------     -----------

          Income before income taxes                  212,000           63,000         706,000          130,000

Income taxes                                           70,000           21,000         233,000           43,000
                                                       ------           ------         -------           ------

          Net earnings                              $ 142,000         $ 42,000       $ 473,000        $  87,000
                                                    =========         ========       =========        =========



Basic and diluted earnings
   Per share                                           $ 0.02           $ 0.01          $ 0.06           $ 0.01
                                                       ======           ======          ======           ======

Diluted weighted average shares
   Outstanding                                      8,476,372        8,459,116       8,476,372        8,454,434
                                                    =========        =========       =========        =========

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS ENDED AUGUST 31,
                                                                                   1999              1998
                                                                                   ----              ----
OPERATING ACTIVITIES
   Net income                                                                $   473,000        $   87,000
   Adjustments to reconcile net income to net cash
     used in operating activities:
         Depreciation                                                          1,497,000         1,457,000
         Amortization                                                            252,000           240,000
         Loss (gain) on sale of property, furniture and equipment                      0             4,000
         Changes in operating assets and liabilities:
            Accounts receivable                                                1,960,000         1,690,000
            Merchandise inventories                                           (5,383,000)       (4,410,000)
            Other current assets and other assets                               (257,000)          (86,000)
            Accounts payable                                                  (7,618,000)          962,000
            Accrued compensation and expenses                                 (2,471,000)       (1,479,000)
            Deferred revenue                                                    (534,000)         (852,000)
            Income taxes                                                      (1,766,000)       (1,854,000)
            Other long-term liabilities                                                0           (12,000)
                                                                             -----------       ------------

Net cash used in operating activities                                        (13,847,000)       (4,253,000)

INVESTING ACTIVITIES
   Purchases of property, furniture and equipment                             (2,329,000)       (2,053,000)
                                                                              ----------        ----------

Net cash used in investing activities                                         (2,329,000)       (2,053,000)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                             0             6,000
   Net proceeds from revolving credit note                                    15,994,000         6,261,000
   Principal payments on debt                                                          0           (31,000)
                                                                              ----------          --------

Net cash provided by financing activities                                     15,994,000         6,236,000
                                                                              ----------         ---------

Net (decrease) in cash and cash equivalents                                     (182,000)          (70,000)
Cash, beginning of period                                                      1,080,000           996,000
                                                                               ---------           -------

Cash, end of period                                                            $ 898,000         $ 926,000
                                                                               =========         =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                               $ 1,683,000       $ 1,769,000
                                                                             ===========       ===========
      Income taxes                                                           $ 1,981,000       $ 1,898,000
                                                                             ===========       ===========

REEDS JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   MANAGEMENT'S OPINION

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended February 28, 1999.

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

C.   DEFERRED REVENUE

For the fiscal years ended prior to February 28, 1999, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," revenue from these contracts was deferred and recognized in income on a straight-line basis over the contract period. This deferred revenue has been separated into its current and long-term portions on the balance sheet. Commission costs that were directly related to the acquisition of these contracts were deferred and charged to expense in proportion to the revenue recognized. All other costs, such as costs of services performed under the contracts, general and administrative expenses, and advertising expenses, were charged to expense as incurred. Previously deferred extended service contract revenue recognized for the quarters ended August 31, 1999 and 1998 of $228,000 and $377,000, respectively, has been reflected as a reduction of selling, general, and administrative expenses.

During the first quarter of the fiscal year ended February 28, 1999, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. These contracts provided for warranty periods of 24 to 36 months. As a result of this change, the Company will continue to recognize existing deferred revenues from previously sold contracts through January 31, 2001 and now recognizes commission revenue for the unrelated third-party extended warranty plans at the time of sale.

D.   OPERATING SEGMENT INFORMATION

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

The following tables summarize the revenues, operating income, assets, depreciation, and capital expenditures for each reportable segment for the quarters and six-months ended August 31, 1999, and 1998. The credit operations revenue primarily consists of finance charges, which are shown as an offset in SG&A on the income statement.

--------------------------------------------------------------------------------
                                            RETAIL       CREDIT
                                           OPERATIONS   OPERATIONS      TOTAL
--------------------------------------------------------------------------------
FOR THE QUARTER ENDED AUGUST 31, 1999
--------------------------------------------------------------------------------
     REVENUES                             $22,731,000  $ 2,594,000  $ 25,325,000
     OPERATING INCOME                        (155,000)   1,375,000     1,220,000
     IDENTIFIABLE ASSETS                   70,358,000   44,452,000   114,810,000
     DEPRECIATION AND AMORTIZATION            843,000       54,000       897,000
     CAPITAL EXPENDITURES                   1,330,000       33,000     1,363,000
--------------------------------------------------------------------------------
For the quarter ended August 31, 1998
--------------------------------------------------------------------------------
     Revenues                             $21,052,000  $ 2,254,000  $ 23,306,000
     Operating income                         498,000      483,000       981,000
     Identifiable assets                   64,394,000   39,069,000   103,463,000
     Depreciation and Amortization            844,000       37,000       881,000
     Capital expenditures                   1,006,000       33,000     1,039,000

--------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED AUGUST 31, 1999
--------------------------------------------------------------------------------
     REVENUES                             $46,150,000  $ 5,197,000  $ 51,347,000
     OPERATING INCOME                        (654,000)   3,165,000     2,511,000
     IDENTIFIABLE ASSETS                   70,358,000   44,452,000   114,810,000
     DEPRECIATION AND AMORTIZATION          1,650,000       99,000     1,749,000
     CAPITAL EXPENDITURES                   2,167,000      162,000     2,329,000
--------------------------------------------------------------------------------
For the six months ended August 31, 1998
--------------------------------------------------------------------------------
     Revenues                             $41,483,000  $ 4,436,000  $ 45,919,000
     Operating income                         885,000    1,014,000     1,899,000
     Identifiable assets                   64,394,000   39,069,000   103,463,000
     Depreciation and Amortization          1,630,000       67,000     1,697,000
     Capital expenditures                   1,956,000       97,000     2,053,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITI0N AND RESULTS OF OPERATIONS

Results of Operations

     Sales

Net sales for the three months ended August 31, 1999 were $22,731,000, up 8.0% over the same period a year earlier. The Company operated five more stores in the second quarter of 1999 ending the period with 107 stores. Comparable store sales of 6.0% in June, 7.0% in July, and 3.1% in August resulted in a 5.2% same-store increase for the quarter. Year to date, net sales rose 11.3% to $46,150,000 from $41,483,000 a year ago. Comparable stores sales for the current six-month period were up 8.2%.

The Company averaged 97.4% in-stock on its key and core items during the second quarter of both the current and prior year. On the entire basic merchandise mix, the Company averaged 85.0% in-stock compared to 81.4% during the same quarter last year. During the quarter ended August 31, 1999, key and core merchandise accounted for 51.9% of net sales, 54.7% of the items in the Company's basic merchandise mix, and 37.7% of its inventory investment. For the quarter ended August 31, 1998, key and core merchandise represented 47.3% of net sales, 53.8% of the items offered, and 34.2% of inventory. Year to date, the Company averaged 96.8% in-stock on its key and core items, up 221 basis points from a year ago, and averaged 84.3%, on its entire basic merchandise mix, up 110 basis points over the six month period ending August 31, 1998. For the six month period ended August 31, 1999, key and core merchandise accounted for 50.9% of net sales, 53.5% of the items in the Company's basic merchandise mix, and 37.5% of its inventory investment.

Sales on the Company's proprietary credit card were up 11.9% and cash sales rose 4.1% during the second quarter of the current year. Credit sales accounted for 51.5% of total net sales, compared to 49.7% during the second quarter of last year. The average credit transaction during the second quarter was 1.2% higher than the same quarter in 1998. The average credit sale was also 4.7 times the size of the average cash sale, compared to 4.9 times in 1998. The Company's credit marketing efforts resulted in 11.8% more applications and 37.2% more new accounts during the second quarter of the current year than during the same period a year ago. Year to date the Company's credit card sales were up 14.2% and cash sales rose 8.4%. Credit card sales accounted for 50.5% of net sales for the six-month period ended August 31, 1999, compared to 49.2% a year ago. The average credit sale for the current year was 1.8% higher than a year ago, and was 4.5 times the size of the average cash sale. For the current six-month period 10.5% more credit applications were processed.

     Gross Profit

Gross profit increased 11.3% to $11,676,000 from $10,492,000, with a resulting gross margin of 51.4% up from 49.8% for the second quarter of the current year. Year to date, gross profit increased 13.0%, and gross margins were 79 basis points higher than the same time frame a year ago. The improvement in gross margins was a result of the majority of the increase in sales coming from the Company's categories that yield the highest margin. Sales of karat gold rose 8.6%, sales of semi-precious gems increased 8.5%, and sales of diamonds increased 12.4%.

     Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative expenses, as a percentage of net sales, were 42.1%, and 41.0% for the three-month periods ended August 31, 1999 and 1998, respectively. Year to date SG&A expenses were 41.9% of net sales, compared to 41.6% during the first six months of last year. The following table shows the significant expenses as a percentage of net sales for the second quarters and the six-month periods ended August 31, 1999 and 1998:

--------------------------------------------------------------------------------
                                           QUARTER ENDED       SIX MONTHS ENDED
                                           -------------       ----------------
                                        08/31/99  08/31/98    08/31/99  08/31/98
--------------------------------------------------------------------------------

Total compensation, including benefits    29.8 %    28.2 %    28.8 %      28.2 %
Rents for space                           10.8 %    11.1 %    10.7 %      11.1 %
Advertising                                1.8 %     2.4 %     3.9 %       4.2 %
Bad Debt                                   4.7 %     4.3 %     4.1 %       4.1 %
Finance Charges                           (9.5)%    (8.9)%    (9.3)%      (9.1)%

--------------------------------------------------------------------------------


Compensation expense increased 14.2%, and accounted for 29.8% of net sales during the second quarter of the current year compared to 28.2% during the same time frame a year ago. The increase was due to an annual wage increase of four percent, an enhanced sales incentive structure during the current year, and the addition of five stores during the current year. Advertising expenditures decreased 22.2% and accounted for 1.8% and 2.4% of net sales for the three-month periods ended August 31, 1999 and 1998, respectively. The decrease resulted from more advertising rebates being earned during the second quarter of the current year.

Bad debt increased 17.8% to $1,074,000 from $912,000 and rose to 4.7% of net sales for the quarter compared to 4.3% a year earlier. Gross write-off for bad debts increased 13.6% and net write-off, after recovery of amounts previously written off, increased 18.2%. Year to date, bad debt expense was 11.0% higher than a year earlier, representing 4.1% of net sales for both six-month periods ended August 31, 1999 and 1998. Accounts receivable were 13.8% higher at August 31, 1999 than a year earlier. The allowance for doubtful accounts was 7.65% of customer receivables (prior to the allowance for doubtful accounts) at the end of the second quarter of the last two years. Delinquent accounts (accounts over 90 days past due) represented 9.8% and 8.9% of the Company's accounts receivable portfolio on the last day of August 1999 and 1998, respectively. The Company's policies and procedures regarding credit authorization, collection, and write-offs have not changed during either of the two periods.

During the first quarter of last year, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. These contracts provided for warranty periods of 24 to 36 months. As a result of this change, the Company will continue to recognize existing deferred revenues from previously sold contracts through January 31, 2001 and now recognizes commission revenue for the unrelated third-party extended warranty plans at the time of sale. The deferred revenue recognized, which has been shown as a reduction of selling, general, and administrative expenses, was $228,000 during the second quarter of this year, compared to $377,000 during the second quarter a year ago. Year to date, the deferred revenue recognized was $492,000. Total extended service agreements, Company owned and third party, equaled 2.6% and 3.1% of net sales at the end of the second quarter of fiscal 2000 and 1999, respectively.

     Interest Expense

Interest expense increased $90,000 over the prior year to $1,008,000 for the quarter. Average borrowings were 12.5% higher than during the second quarter of last year. However, the Company's effective interest rate during the quarter was 6.8%, down from 7.4% a year ago. Year to date, the expense was $36,000 higher than the same period a year ago, and decreased to 3.9% of net sales compared to 4.3% a year earlier.

     Income Taxes and Net Earnings

The provision for income taxes was $70,000 during the second quarter ended August 31, 1999, compared to $21,000 for the same period a year earlier. The Company's anticipated tax rate was 33.0% in the second quarter of both years. The Company earned $142,000 in the quarter ended August 31, 1999, compared to

$42,000 in the previous year. On a basic and diluted basis, the Company earned $0.02 per share in the second quarter of 1999 compared to $0.01 per share in the same quarter of 1998. During the first half of the fiscal year, the Company earned $473,000, or $0.06 per share, compared to $87,000, or $ 0.01 per share, during the same time a year ago.

     Year 2000 ("Y2K")

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define a specific year. Any programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in systems failures or miscalculations causing disruptions to various activities and operations. This problem has the potential to disrupt, and even to disable, companies that are not prepared to handle the rollover to the new millennium, or who are dependent upon others that are not prepared.

Reeds Jewelers had Year 2000 in mind in 1985 when it began the first stages of developing its inventory and credit systems that would allow the Company to grow and move into the next century, and programmed its systems accordingly. In addition, all purchased software that the Company uses has been certified as Y2K compliant by the vendors. The Company has thoroughly tested all proprietary and purchased software that it uses and believes that all such operating systems and application programs are Y2K compliant.

The Company has been assured by its banks, its processors of financial data and transactions, its electronic security vendors that their systems are Y2K compliant. The Company has also received assurances from its merchandise suppliers and other providers of services that their systems are Y2K compliant, or will be before year-end.

Because the Company had anticipated the Y2K issue and built or bought its systems with the issue in mind, no material costs have been incurred, nor are any expected to be incurred, by the Company related to the Y2K issue.

In summary, five major concerns seem to dominate the Y2K issue. First, will existing systems need to be replaced? For Reeds, the answer is "No" because of our planning and organized transition during the last 15 years. Second, will the Company stockpile inventories in anticipation of problems? For Reeds, the answer is "No" because the timing of potential problems follows our critical selling season and comes at the lowest point of our selling cycle. Third, will supply-chain problems exist because of failures from key suppliers? Reeds believes that if such problems occur they will be minimal and can be resolved by the use of manual processing by the vendors or a change of vendors. If this should occur, delays would cause minimal impact, in our opinion, because we would be in the low point of our selling cycle. Fourth, will embedded systems be a problem? Reeds believes that embedded chips in the various electronic devices that it uses will, at most, cause minor inconveniences. Finally, could the Company be significantly and negatively impacted by the domino effect of failures that might occur with its providers of energy or telecommunications services.

There can be no guarantee that actual events will not differ materially from those expected. However, since we expect no significant problems, our contingency plan is limited to the handling of shipments and invoices from any vendor or vendors that may have erroneously assessed their readiness regarding Y2K.

Liquidity and Capital Resources

     Working Capital

Working capital increased 27.4% to $81,840,000 at August 31, 1999 from $64,250,000 at August 31, 1998. The ratio of current assets to current liabilities as of August 31, 1999 was 7.5 to 1, compared to 4.4 to 1 a year earlier. The increase in cash used in operations resulted primarily from increased inventories and a reduction of outstanding accounts payable.

Merchandise inventories at the end of the second quarter of the current year were 13.0% higher than a year earlier --- $46,181,000 compared to $40,876,000. The investment in owned inventories on a per store basis was up 8.4% from a year earlier. In addition to owned inventories, the Company's offerings included an additional 29.5% in consigned inventories at August 31, 1999 and an additional 25.4% at August 31, 1998.

     Capital Expenditures

Capital expenditures totaled $2,329,000 at the end of the first six months of fiscal 2000 compared to $2,053,000 during the same period a year ago. During the second quarter of the fiscal 2000 the Company opened a new store in Buford, GA. The Company also decided not to renew the lease of an under-performing store in Memphis, TN.

     Debt

Borrowings under the Company's revolving credit facility averaged $52.1 million during the quarter ended August 31, 1999 and $48.5 million during the same quarter of 1998. The maximum borrowings outstanding under the facility at any time during the two quarters were $60.6 and $49.5, respectively. At August 31, 1999, $59.3 was outstanding under the facility compared to $49.0 at August 31, 1998. Substantially all of the Company's assets serve as collateral for the revolving bank facility.

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

In April 1999, the Company, its existing banks, and two additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002 on terms similar to those of the previous agreement. Under the amended agreement, the Company pays interest at an interest rate ranging from the 30-day LIBOR plus 125 basis points to 185 basis points or at the banks' prime rate plus 25 basis points, depending upon the Company's debt-to-worth ratio. As of August 31, 1999, the Company's rate was 30-day LIBOR plus 155 basis points.

The Company also has subordinated notes totaling $845,000, with three related parties, with interest payable monthly at the prime rate quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note. The interest rates paid on the subordinated note were 8 1/4% at August 31, 1999 and 8 1/2% at August 31, 1998.

     Strategic Expenditure

The Company intends to spend up to $1,000,000 during the remainder of the fiscal year to develop a strategic channel of distribution on the internet.

     Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. For the second quarter of the current fiscal year the Company believes that certain statements made herein regarding Year 2000 are forward-looking. If unexpected events occur, there could be a material impact on the Company's operating and financial results. In addition, the statement regarding anticipated investments in its internet initiative is forward-looking, and if the Company were to significantly exceed the anticipated expenditures, operating and financial results could be materially affected.

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

         Results stated in the first quarter 10-Q.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

                 Exhibit 27  Financial Data Schedule (for SEC use only).

         (b)     Reports on Form 8-K.

                 Not applicable.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       REEDS JEWELERS, INC.


        October 13, 1999                    /s/   James R. Rouse
-------------------------------        -------------------------------
                                                  James R. Rouse
                                                  Treasurer and
                                             Chief Financial Officer