Form 10-Q
period 1999-11-30
REEDS JEWELERS INC
filed 2000-01-14
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED NOVEMBER 30, 1999
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of January 13, 2000 was 8,476,372.

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

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          FEBRUARY 28,      NOVEMBER 30,      NOVEMBER 30,
                                                               1999              1999             1998
                                                          ------------      ------------      ------------
ASSETS
Cash and cash equivalents                                 $  1,080,000      $  1,088,000      $  1,577,000
Accounts receivable:
     Customers, less allowance for doubtful accounts
      of $3,782,000, $3,735,000, and $3,369,000             45,655,000        45,088,000        40,675,000
      Other                                                    853,000         1,080,000           701,000
Merchandise inventories                                     40,798,000        52,497,000        49,559,000
Deferred income taxes                                        2,312,000         2,118,000         2,175,000
Other                                                          523,000           580,000         1,659,000
                                                          ------------      ------------      ------------
        Total current assets                                91,221,000       102,451,000        96,346,000

Land and building                                               83,000            83,000            83,000
Furniture and equipment                                     19,601,000        22,382,000        19,345,000
Leasehold improvements                                      10,972,000        11,292,000        10,588,000
                                                          ------------      ------------      ------------
                                                            30,656,000        33,757,000        30,016,000
Less: accumulated depreciation and amortization             17,895,000        19,530,000        17,717,000
                                                          ------------      ------------      ------------
         Net property and equipment                         12,761,000        14,227,000        12,299,000

Goodwill, net of accumulated amortization of
   $2,101,000, $2,436,000, and $1,989,000                    6,295,000         5,960,000         6,407,000
Deferred income taxes, net of valuation allowance of
   $157,000, $153,000, and $149,000                            127,000                 0           172,000
Other                                                          561,000         1,037,000           791,000
                                                          ------------      ------------      ------------
         Total other assets                                  6,983,000         6,997,000         7,370,000
                                                          ------------      ------------      ------------

    TOTAL ASSETS                                          $110,965,000      $123,675,000      $116,015,000
                                                          ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                          $ 15,638,000      $ 15,480,000      $ 23,485,000
Accrued compensation                                         3,780,000         2,483,000         1,846,000
Accrued expenses                                             2,510,000         3,513,000         2,841,000
Deferred revenue                                               908,000           462,000         1,068,000
Income taxes                                                 1,879,000            72,000           192,000
Current portion of long-term debt                                    0                 0         2,872,000
                                                          ------------      ------------      ------------
        Total current liabilities                           24,715,000        22,010,000        32,304,000

Revolving credit note                                       43,348,000        58,862,000        45,000,000
Subordinated notes payable to shareholders                     845,000           845,000           845,000
Deferred income taxes                                        1,440,000         1,118,000         1,133,000
Deferred revenue                                               314,000            11,000           473,000
Other long-term liabilities                                    135,000           140,000           139,000
                                                          ------------      ------------      ------------
       Total long-term liabilities                          46,082,000        60,976,000        47,590,000

Common stock, par value $0.10 per share;
   25,000,000 shares authorized; 8,476,372 shares
   issued and outstanding at February 28, 1999 and
   November 30, 1999; 8,464,272 shares issued and
   outstanding at November 30, 1998                            847,000           847,000           846,000
Additional paid-in capital                                  10,560,000        10,560,000        10,541,000
Retained earnings                                           28,761,000        29,282,000        24,734,000
                                                          ------------      ------------      ------------
        Total shareholders' equity                          40,168,000        40,689,000        36,121,000
                                                          ------------      ------------      ------------

     TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                             $110,965,000      $123,675,000      $116,015,000
                                                          ============      ============      ============

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  NOVEMBER 30,                     NOVEMBER 30,
                                              1999             1998            1999             1998
                                          -----------      -----------      -----------      -----------
Net sales                                 $26,027,000      $24,339,000      $72,177,000      $65,822,000
Cost of sales                              13,045,000       12,302,000       35,610,000       32,915,000
                                          -----------      -----------      -----------      -----------

          Gross profit                     12,982,000       12,037,000       36,567,000       32,907,000

Selling, general, and administrative       10,877,000       10,071,000       30,202,000       27,345,000
Depreciation and amortization                 954,000          926,000        2,704,000        2,623,000
                                          -----------      -----------      -----------      -----------

          Operating earnings                1,151,000        1,040,000        3,661,000        2,939,000

Interest expense                            1,079,000          904,000        2,884,000        2,673,000
                                          -----------      -----------      -----------      -----------

          Income before income taxes           72,000          136,000          777,000          266,000

Income taxes                                   24,000           45,000          256,000           88,000
                                          -----------      -----------      -----------      -----------

          Net earnings                    $    48,000      $    91,000      $   521,000      $   178,000
                                          ===========      ===========      ===========      ===========




Basic and diluted earnings per share      $      0.01      $      0.01      $      0.06      $      0.02
                                          ===========      ===========      ===========      ===========

Diluted weighted average shares
   outstanding                              8,476,372        8,464,272        8,476,372        8,457,522
                                          ===========      ===========      ===========      ===========

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                  NOVEMBER 30,        NOVEMBER 30,
                                                                      1999                1998
                                                                  ------------        ------------

OPERATING ACTIVITIES
   Net income                                                     $    521,000        $    178,000
   Adjustments to reconcile net income to net cash
     used in operating activities:
         Depreciation                                                2,322,000           2,263,000
         Amortization                                                  382,000             360,000
         Loss on sale of property, furniture and equipment               3,000               5,000
         Changes in operating assets and liabilities:
            Accounts receivable                                        340,000            (458,000)
            Merchandise inventories                                (11,699,000)        (13,093,000)
            Other current assets and other assets                     (580,000)         (1,298,000)
            Accounts payable                                          (158,000)         14,116,000
            Accrued compensation and expenses                         (294,000)           (434,000)
            Deferred revenue                                          (749,000)         (1,229,000)
            Income taxes                                            (1,808,000)         (1,805,000)
            Other long-term liabilities                                  5,000             (14,000)
                                                                  ------------        ------------

Net cash used in operating activities                              (11,715,000)         (1,409,000)

INVESTING ACTIVITIES
   Proceeds from sale of property, furniture, and equipment             21,000                   0
   Purchases of property, furniture and equipment                   (3,812,000)         (2,901,000)
                                                                  ------------        ------------

Net cash used in investing activities                               (3,791,000)         (2,901,000)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                   0               6,000
   Net proceeds from revolving credit note                          15,514,000           4,885,000
                                                                  ------------        ------------

Net cash provided by financing activities                           15,514,000           4,891,000
                                                                  ------------        ------------

Net increase in cash and cash equivalents                                8,000             581,000
Cash, beginning of period                                            1,080,000             996,000
                                                                  ------------        ------------

Cash, end of period                                               $  1,088,000        $  1,577,000
                                                                  ============        ============


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                    $  2,757,000        $  2,632,000
                                                                  ============        ============
      Income taxes                                                $  2,063,000        $  1,895,000
                                                                  ============        ============

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

B.       RECLASSIFICATIONS

    Certain reclassifications were made to the 1998 financial statements to conform to the classifications used in 1999. The reclassifications had no effect on net earnings or shareholders' equity as previously reported.

C.       DEFERRED REVENUE

     For the fiscal years ended prior to February 28, 1999, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," revenue from these contracts was deferred and recognized in income on a straight-line basis over the contract period. This deferred revenue has been separated into its current and long-term portions on the balance sheet. Commission costs that were directly related to the acquisition of these contracts were deferred and charged to expense in proportion to the revenue recognized. All other costs, such as costs of services performed under the contracts, general and administrative expenses, and advertising expenses, were charged to expense as incurred. Previously deferred extended service contract revenue recognized for the quarters ended November 30, 1999 and 1998 of $198,000 and $347,000, respectively, has been reflected as a reduction of selling, general, and administrative expenses.

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

The following tables summarize the revenues, operating income(loss), assets, depreciation, and capital expenditures for each reportable segment for the quarters and nine-months ended November 30, 1999, and 1998. The credit operations revenue primarily consists of finance charges, which are shown as an offset in selling, general, and administrative expenses on the consolidated statements of earnings.

--------------------------------------------------- ----------------- --------------- -----------------------
                                                         RETAIL           CREDIT
                                                       OPERATIONS       OPERATIONS            TOTAL
--------------------------------------------------- ----------------- --------------- -----------------------
FOR THE QUARTER ENDED NOVEMBER 30, 1999
--------------------------------------------------- ----------------- --------------- -----------------------
    REVENUES                                              $ 26,027,000     $ 2,583,000   $ 28,610,000
    OPERATING INCOME(LOSS)                                     (15,000)      1,166,000      1,151,000
    IDENTIFIABLE ASSETS                                     78,108,000      45,567,000    123,675,000
    DEPRECIATION AND AMORTIZATION                              898,000          56,000        954,000
    CAPITAL EXPENDITURES                                     1,470,000          13,000      1,483,000
--------------------------------------------------- ----------------- --------------- -----------------------
For the quarter ended November 30, 1998
--------------------------------------------------- ----------------- --------------- -----------------------
    Revenues                                              $ 24,339,000     $ 2,267,000   $ 26,606,000
    Operating income                                            81,000         959,000      1,040,000
    Identifiable assets                                     74,815,000      41,200,000    116,015,000
    Depreciation and Amortization                              888,000          38,000        926,000
    Capital expenditures                                       782,000          66,000        848,000

--------------------------------------------------- ----------------- --------------- -----------------------
FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999
--------------------------------------------------- ----------------- --------------- -----------------------
    REVENUES                                              $ 72,177,000     $ 7,780,000   $ 79,957,000
    OPERATING INCOME(LOSS)                                    (671,000)      4,332,000      3,661,000
    IDENTIFIABLE ASSETS                                     78,108,000      45,567,000    123,675,000
    DEPRECIATION AND AMORTIZATION                            2,548,000         156,000      2,704,000
    CAPITAL EXPENDITURES                                     3,637,000         175,000      3,812,000
--------------------------------------------------- ----------------- --------------- -----------------------
For the nine months ended November 30, 1998
--------------------------------------------------- ----------------- --------------- -----------------------
    Revenues                                              $ 65,822,000     $ 6,704,000   $ 72,526,000
    Operating income                                           966,000       1,973,000      2,939,000
    Identifiable assets                                     74,815,000      41,200,000    116,015,000
    Depreciation and Amortization                            2,518,000         106,000      2,624,000
    Capital expenditures                                     2,738,000         163,000      2,901,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Sales

Net sales for the three months ended November 30, 1999 were $26,027,000 up 6.9% over the same period a year earlier. The Company operated five more stores in the third quarter of 1999 ending the period with 112 stores. Comparable store sales increases of 1.6% in September, 5.7% in October, and 2.9% in November resulted in a 2.6% same-store increase for the quarter. Year to date, net sales rose 9.7% to $72,177,000 from $65,822,000 a year ago. Comparable stores sales for the current nine-month period were up 6.2%.

The sales of a retailer jeweler depend upon having the right mixture of merchandise available in its stores. The company has identified those inventory items that have the most favorable turnover and are the most profitable as core inventory items. The Company averaged 97.2% in-stock on its core items during the third quarter of both the current and prior year. On the entire basic merchandise mix, the Company averaged 87.3% in-stock compared to 86.6% during the same quarter last year. During the quarter ended November 30, 1999, core merchandise accounted for 49.5% of net sales, 61.1% of the items in the Company's basic merchandise mix, and 34.6% of its inventory investment. For the quarter ended November 30, 1998, core merchandise represented 45.7% of net sales, 46.6% of the items offered, and 32.1% of inventory. Year to date, the Company averaged 97.0% in-stock on its core items, up 150 basis points from a year ago, and averaged 85.3% on its entire basic merchandise mix, up 90 basis points over the nine month period ending November 30, 1998. For the nine month period ended November 30, 1999, core merchandise accounted for 50.4% of net sales, 56.0% of the items in the Company's basic merchandise mix, and 36.5% of its inventory investment, as compared to 47.5% of net sales, 48.0% of the items in its basic merchandise mix, and 35.3% of its inventory investment for the same period of the prior year.

Sales on the Company's proprietary credit card were up 6.4% and cash sales rose 7.5% during the third quarter of the current year. Credit sales accounted for 50.7% of total net sales, compared to 50.9% during the third quarter of last year. The average credit transaction during the third quarter was 3.2% higher than the same quarter in 1998. The average credit sale was also 4.5 times the size of the average cash sale, compared to 4.7 times in 1998. The Company's credit marketing efforts resulted in 14.1% more applications and 13.0% more new accounts during the third quarter of the current year than during the same period a year ago. Year to date the Company's proprietary credit sales were up 11.3% and cash sales rose 8.0%. Credit sales accounted for 50.6% of net sales for the nine-month period ended November 30, 1999, compared to 49.8% a year ago. The average credit sale for the current year was 2.6% higher than a year ago, and was 4.5 times the size of the average cash sale. For the current nine-month period, 11.8% more credit applications were processed and 24.6% more new accounts were opened than the same period the year before. Year to date, the number of total transactions (credit and cash) are up 1.1% over prior year and the average total transaction has increased 5.8% over prior year.

     Gross Profit

Gross profit for the third quarter of the current year increased 7.9% to $12,982,000 from $12,037,000, with a resulting gross margin of 49.9% up from 49.5%. Year to date, gross profit increased 11.1%, and gross margins were 67 basis points higher than the same time frame a year ago. The improvement in gross margins resulted from increased sales in the categories that yield the highest margin --- sales of karat gold rose 4.8%, sales of semi-precious gems increased 11.9%, and sales of diamonds increased 10.5%.

     Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative expenses, as a percentage of net sales, were 41.8% and 41.4% for the three-month periods ended November 30, 1999 and 1998, respectively. Year to date SG&A expenses were 41.8% of net sales, compared to 41.5% during the first nine months of last year. The following table shows the significant expenses as a percentage of net sales for the third quarters and the nine-month periods ended November 30, 1999 and 1998:

--------------------------------------------------------------------------------------------------------
                                                       Quarter Ended            Nine Months Ended
                                                 11/30/99       11/30/98      11/30/99       11/30/98
--------------------------------------------- ---------------- ----------- --------------- -------------

Total compensation, including benefits                 27.0 %      26.5 %          28.2 %        27.6 %
Rents for space                                        10.2 %      10.0 %          10.5 %        10.7 %
Advertising                                             3.4 %       4.6 %           3.7 %         4.3 %
Bad Debt                                                3.9 %       3.6 %           3.1 %         3.1 %
Finance Charges                                        (8.1)%      (7.7)%          (8.9)%        (8.6)%

---------------------------------------------- --------------- -----------  -------------- -------------


Compensation expense increased 9.0%, and accounted for 27.0% of net sales during the third quarter of the current year compared to 26.5% during the same time frame a year ago. The increase was due to an annual wage increase of four percent, an enhanced sales incentive structure during the current year, and the net addition of five stores during the current year. Advertising expenditures decreased 20.5% and accounted for 3.4% and 4.6% of net sales for the three-month periods ended November 30, 1999 and 1998, respectively. The decrease resulted from a decision to postpone expenditures to the fourth quarter.

Bad debt increased 13.6% to $1,003,000 from $883,000 and rose to 3.9% of net sales for the quarter compared to 3.6% a year earlier. For the quarter, gross write-off for bad debts increased 23.4% and net write-off, after recovery of amounts previously written off, increased 10.4%. Year to date, bad debt expense was 10.3% higher than a year earlier, representing 3.1% of net sales for both nine-month periods ended November 30, 1999 and 1998. Accounts receivable were 10.9% higher at November 30, 1999 than a year earlier. The allowance for doubtful accounts was 7.65% of customer receivables (prior to the allowance for doubtful accounts) at the end of the third quarter of the last two years. Delinquent accounts (accounts over 90 days past due) represented 10.7% and 9.1% of the Company's accounts receivable portfolio on the last day of November 1999 and 1998, respectively. In the fourth quarter of fiscal 1999, the Company slightly increased the risk of its credit portfolio by testing a program for young applicants. As a result, bad debt for the quarter is a higher percentage of sales, but year to date bad debt is consistent with prior year. Also, the Company experienced an increase in finance charge income that exceeded the increase in bad debt expense. During the current quarter, management returned to its previous risk profile.

During the first quarter of last year, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. These contracts provided for warranty periods of 24 to 36 months. As a result of this change, the Company will continue to recognize existing deferred revenues from previously sold contracts through January 31, 2001 and now recognizes commission revenue for the unrelated third-party extended warranty plans at the time of sale. The deferred revenue recognized, which has been shown as a reduction of selling, general, and administrative expenses, was $198,000 during the third quarter of this year, compared to $347,000 during the third quarter a year ago. Year to date, the deferred revenue recognized was $690,000. Total extended service agreements, Company owned and third party, equaled 2.4% and 2.9% of net sales at the end of the third quarter of fiscal 2000 and 1999, respectively.

     Interest Expense

Interest expense increased $175,000 over the prior year to $1,079,000 for the quarter. Average borrowings were 15.5% higher than during the third quarter of last year. However, the Company's effective interest rate during the quarter was 7.06%, down from 7.25% a year ago. Year to date, the expense was $211,000 higher than the same period a year ago, and decreased to 4.0% of net sales compared to 4.1% a year earlier.

     Income Taxes and Net Earnings

The provision for income taxes was $24,000 during the third quarter ended November 30, 1999, compared to $45,000 for the same period a year earlier. The Company's anticipated tax rate was 33.0% in the third quarter of both years. The Company earned $48,000 in the quarter ended November 30, 1999, compared to $91,000 in the previous year. On a basic and diluted basis, the Company earned $0.01 per share in the third quarter of 1999 and 1998. During the first nine months of the fiscal year, the Company earned $521,000, or $0.06 per share, compared to $178,000, or $ 0.02 per share, during the same time a year ago.

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

Reeds Jewelers had Year 2000 in mind in 1985 when it began the first stages of developing its inventory and credit systems that would allow the Company to grow and move into the next century, and programmed its systems accordingly. In addition, all purchased software that the Company uses has been certified as Y2K compliant by the vendors. The Company thoroughly tested all proprietary and purchased software. The Company has been assured by its banks, its processors of financial data and transactions, and its electronic security vendors that their systems are Y2K compliant. The Company has also received assurances from its merchandise suppliers and other providers of services that their systems are Y2K compliant.

Because the Company had anticipated the Y2K issue and built or bought its systems with the issue in mind, no material costs have been incurred, nor are any expected to be incurred, by the Company related to the Y2K issue. As of the date of this filing, Reeds has experienced no disruptions of operations due to any Y2K issues and no future disruptions are anticipated.

Liquidity and Capital Resources

     Working Capital

Working capital increased 25.6% to $80,441,000 at November 30, 1999 from $64,042,000 at November 30, 1998. The ratio of current assets to current liabilities as of November 30, 1999 was 4.7 to 1, compared to 3.0 to 1 a year earlier. The increase in cash used in operations resulted primarily from a reduction in accounts payable.

Merchandise inventories at the end of the third quarter of the current year were 5.9% higher than a year earlier --- $52,497,000 compared to $49,559,000. The investment in owned inventories on a per store basis was up 3.4% from a year earlier. In addition to owned inventories, the Company's offerings included an additional 35.9% in consigned inventories at November 30, 1999 and an additional 29.7% at November 30, 1998.

 Capital Expenditures

Capital expenditures, including $175,000 for the Company's internet initiative, totaled $3,812,000 at the end of the first nine months of fiscal 2000 compared to $2,901,000 during the same period a year ago. During the third quarter of the fiscal 2000, the Company opened new stores in Birmingham, AL, Atlanta, GA, Grandville, MI, Concord, NC, and Corpus Christi, TX. The Company opened an e-commerce site, Reeds.com, on December 22, 1999. The internet site offers consumers the opportunity to buy diamond and gold jewelry and giftware online. Customers can also apply for credit online. The Company does not intend to open any additional stores this fiscal year, but does plan to make additional capital investments to enhance Reeds.com.

     Debt

Borrowings under the Company's revolving credit facility averaged $54.6 million during the quarter ended November 30, 1999 and $47.2 million during the same quarter of 1998. The maximum borrowings outstanding under the facility at any time during the three quarters were $61.2 million and $50.0 million, respectively. At November 30, 1999, $58.9 million was outstanding under the facility compared to $48.9 at November 30, 1998. Substantially all of the Company's assets serve as collateral for the revolving credit facility.

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

In April 1999, the Company, its existing banks, and two additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002 on terms similar to those of the previous agreement. Under the amended agreement, the Company pays interest at an interest rate ranging from the 30-day LIBOR plus 125 basis points to 185 basis points or at the banks' prime rate plus 25 basis points, depending upon the Company's debt-to-worth ratio. As of November 30, 1999, the Company's rate was 30-day LIBOR plus 155 basis points and was reduced to 145 basis points on December 1, 1999.

The Company also has subordinated notes totaling $845,000, with three related parties, with interest payable monthly at the prime rate quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note. The interest rates paid on the subordinated note were 8.50% at November 30, 1999 and 7.75% at November 30, 1998.

   Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. For the third quarter of the current fiscal year, the Company believes that certain statements made herein regarding Year 2000 and Reeds.com are forward-looking. If unexpected events occur, there could be a material impact on the Company's operating and financial results. Such forward-looking statements include the statements regarding the Y2K computer issue and anticipated related expenditures. If the Company were to experience significant unexpected Y2K disruptions or were to significantly exceed the anticipated related expenditures, operating and financial results could be materially affected.

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


                                                     REEDS JEWELERS, INC.


        January 14, 2000                             /s/   James R. Rouse
-------------------------------                      ---------------------------
                                                     James R. Rouse
                                                     Treasurer and
                                                     Chief Financial Officer