Form 10-K405
period 2000-02-29
REEDS JEWELERS INC
filed 2000-05-25
CIK 805900

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                 -------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-15247

                              REEDS JEWELERS, INC.
             (Exact name of registrant as specified in its charter)


                        NORTH CAROLINA                                                    56-1441702
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

                 2525 SOUTH SEVENTEENTH STREET
                  WILMINGTON, NORTH CAROLINA                                                28401
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 2, 2000 (computed by reference to the last reported sales price of the registrant's common stock on the American Stock Exchange on such date) was $3,292,929.

         The number of shares outstanding as of May 2, 2000 of the registrant's common stock, par value $.10 per share, was 8,476,372.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated by reference into the indicated Part of the Annual Report of Form 10-K to the extent indicated in such Part:

         Part III of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.


===============================================================================

                                     PART I

ITEM 1.   BUSINESS

         Reeds Jewelers, Inc. (the "Company" or the "Registrant") operates 111 specialty retail jewelry stores primarily in enclosed regional malls located principally in the Sunbelt section of the United States. During the last five years, the Company has increased its number of stores an average of 7.2% each year and has increased transactions and net sales at compound annual rates of 6.0% and 9.3%, respectively. Of the 32 net new stores opened during the last five years, 12 resulted from acquisitions that provided the Company with its first stores in Maryland and Iowa.

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

PRINCIPAL PRODUCTS, MARKETS, AND METHODS OF DISTRIBUTION

         The Company operates stores under the names of Reeds Jewelers, Mills Jewelers, and Reeds Jewelers Outlet. The Mills name is used in two malls; this name is used where the Company already has a store displaying the Reeds brand. The Company currently operates one store with the Reeds Jewelers Outlet brand. As of February 29, 2000, the Company operated 109 stores, located as follows:


          5 in Alabama                 9 in Florida                11 in Georgia
          4 in Iowa                    3 in Kansas                  2 in Kentucky
          8 in Maryland                1 in Michigan                7 in Mississippi
         22 in North Carolina          1 in Ohio                    1 in Oklahoma
         11 in South Carolina          5 in Tennessee               1 in Texas
         15 in Virginia                3 in West Virginia

         The Company plans to open a total of ten or more stores in the current fiscal year. As of May 2, 2000, two new stores have opened, one in Florida and another in Virginia. The Company has signed leases for seven additional locations for the current year including its first locations in the states of Delaware and Pennsylvania. The Company also has signed leases for three locations to open in fiscal 2002 in Maryland, Louisiana, and Michigan. Management chooses locations for its stores based upon various demographic factors, the aggregate amount of jewelry business being done in the mall being considered, and the amount of rent that will be charged for the location.

         The Company's stores range in size from approximately 500 to 2,100 square feet of selling space, and average approximately 1,100 square feet of selling space. The stores are designed to invite customers into a well-lighted and attractive setting where typically more than 2,000 items will be offered for sale. Promotional displays are changed periodically to provide variety and to reflect special and seasonal events.

         The Company opened an e-commerce site, Reeds.com, on December 22, 1999. The Internet site offers consumers the opportunity to buy diamond jewelry, gold jewelry and giftware online. Customers can also apply for credit online.

         Each of the Company's stores is operated under a store manager who is responsible for store-level operations. In addition, each store is assigned an assistant manager who is being trained for future assignment as a store manager. Depending upon the sales volume of each store, 4-16 additional sales associates make up the balance of the staffing. In addition to a competitive salary or hourly wage, each store associate has the opportunity to earn incentive compensation based on achieving certain performance objectives, and is eligible for various benefits.

         The Company has strong inventory control systems, extensive security systems, and loss prevention procedures to maintain low inventory losses. The Company screens employment applicants and provides training in loss prevention to its store associates. Despite these precautions, from time to time the Company experiences losses from theft and maintains insurance to cover such losses. The Company's losses from inventory shrinkage have averaged 0.5% of net sales during each of the last three years.

         The Company believes it is important to provide knowledgeable and responsive customer service. It maintains this capability through its various training programs. New employees receive intensive training in sales techniques at Reeds University I, a 3-day off-site training experience. Store management associates and more experienced sales associates receive sales management training at Reeds University II, another 3-day off-site session of classes and role-playing. Store managers annually attend a national training meeting where, for three days, they attend various classes of their choice in management, sales, product knowledge, personnel issues, and also listen to motivational speakers and are provided an overview of the Company's performance and plans. In addition, associates receive individual and group training within their respective stores on an on-going basis.

         The Company's marketing efforts include the use of newspaper inserts, direct mail, radio, and television offering selected items at a variety of price points. The Company advertises throughout the year, but intensifies its efforts for the major gift-giving holidays of Christmas, Mother's Day, and Valentine's Day. The Company spent 4.5%, 4.5%, and 4.7% of its net sales for advertising and marketing during the fiscal years ended February 29, 2000 and February 28, 1999 and 1998, respectively.

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

         Approximately 75% of the merchandise sold in each store is available in all the Company's stores, and the remainder is chosen to meet the demand for particular merchandise at the individual locations. The Company offers a wide selection of merchandise, including diamond rings and jewelry, gold jewelry and chains, gemstone rings, watches, and other fine jewelry. Most of the diamonds sold by the Company are one carat or less in size, with a limited selection of larger diamonds. Gold jewelry items sold in the Company's stores are primarily 14 or 18 karat, and its gemstone rings contain either precious stones (such as rubies, sapphires, and emeralds) or semi-precious gems (such as opals, blue topaz, amethyst, and garnets). Watches offered by the Company represent many popular brand names in a broad range of price points. Sales by major classes of similar products offered by the Company during each of the last three fiscal years were as follows:


         CLASS                              2000      1999      1998
         -----                              ----      ----      ----
         Diamonds & precious gems .....     58.0%     57.0%     54.9%
         Watches ......................     15.7%     15.3%     14.1%
         Gold jewelry .................     10.2%     11.2%     12.9%
         Semi-precious gems ...........      6.3%      6.1%      7.4%

         Approximately 80% of the products sold by the Company are purchased through a centralized merchandising department at the Company's headquarters. The centralization of buying allows the Company to establish long-term relationships with vendors that provide a continuing source of product supply, consistent quality control, and competitive pricing. The average price of a piece of merchandise sold from the Company's basic merchandise mix in fiscal 2000 was $242, compared to $233 in fiscal 1999 and $209 in fiscal 1998.

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

         In the fiscal year ended February 29, 2000, the Company's four largest suppliers accounted for 11.4%, 7.4%, 7.0%, and 6.3%, respectively, of the Company's total merchandise purchases, with no other supplier accounting for more than 4.0%. Alternate sources exist for all merchandise provided by the Company's suppliers, with the exception of any particular name brand.

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

SEASONALITY

         The Company's business is seasonal in nature. The fourth quarter, which includes the major part of the Christmas selling season, produces higher sales and earnings than any of the first three quarters. Net sales and net earnings for each quarter as a percentage of annual net sales and net earnings for the three most recent fiscal years were:


         NET SALES                          2000      1999      1998
         ---------                          ----      ----      ----
         First Quarter ................     19.4%     18.7%     19.7%
         Second Quarter ...............     18.8%     19.3%     19.3%
         Third Quarter ................     21.5%     22.3%     22.4%
         Fourth Quarter ...............     40.3%     39.7%     38.6%

         NET EARNINGS
         First Quarter ................      6.9%      1.1%    (18.0)%
         Second Quarter ...............      3.0%      1.0%      2.6%
         Third Quarter ................      1.0%      2.2%      3.0%
         Fourth Quarter ...............     89.1%     95.7%    112.4%


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

         The Company's proprietary credit card programs help facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or available credit limits on their bank cards. Proprietary credit sales represented approximately 45% of net sales in 2000 and approximately 46% of net sales during 1999 and 1998. During the second quarter of fiscal 2001, the Company intends to charter and begin operating a CEBA bank, First Retail Bank, N.A. ("Bank"), as a wholly owned subsidiary. The Bank will be located in Georgia. The Bank's activities will be limited to those of a credit card bank as specified in Section 2(c)(2)(F) of the Bank Holding Company Act of 1956 as amended by the Competitive Equality Banking Act of 1987 (CEBA). The Bank will extend credit to customers and then assign the receivables to Reeds Financial Services, Inc, ("RFSI"), another wholly owned subsidiary of the Company. RFSI will perform centralized credit functions including processing, collection, and other related activities.

         The Company extends credit to its customers under a level-pay plan. Finance charges, subject to rate ceilings imposed by the various state laws, are assessed on customers' account balances. Credit is granted for varying lengths of time, generally requiring payments of 3% of the individual customer's highest balance, with minimum payments of $25 per month. Once the CEBA Bank is operational, the Company will be able to export the rate and fee regulations of the state of Georgia to all locations in which the Company has customers. The Company offers optional insurance coverage for all credit purchases. Customers are also offered a layaway plan that allows them to set items aside and pay for them over a period of up to six months with no finance charges.

         The following table presents certain data concerning sales, credit sales, and accounts receivable for the past three fiscal years:


                                                                                        Year Ended
                                                                      February 29       February 28       February 28
                                                                          2000              1999              1998
                                                                      ------------------------------------------------

Net sales .......................................................     $120,861,000      $109,284,000      $102,845,000
Net credit sales ................................................     $ 54,869,000      $ 50,701,000      $ 47,647,000
Credit sales as a percentage of net sales .......................             45.4%             46.4%             46.3%
Average number of active customer accounts ......................           66,000            60,000            59,000
Average balance per customer account ............................     $        743      $        747      $        704
Customer receivables, before allowance for doubtful accounts ....     $ 52,957,000      $ 49,437,000      $ 43,629,000
Average monthly collection percentage ...........................              9.5%              9.4%             10.1%
Bad debt expense as a percentage of total sales .................              4.1%              3.9%              4.0%
Accounts receivable greater than 90 days past due ...............             10.0%              8.1%              8.1%

         Accounts are automatically charged off when no full scheduled payment is received for a period of seven consecutive billing cycles. Additionally, accounts are charged off if a total of 12 scheduled payments are missed.

         Accounts receivable (prior to allowance for doubtful accounts) increased 7.1% to $52,957,000 at February 29, 2000 from $49,437,000 at February 28, 1999, and had increased 13.3% from $43,629,000 at February 28, 1998. The allowance for doubtful accounts was approximately 7.65% of accounts receivable (prior to allowance for doubtful accounts) at February 29, 2000 and February 28, 1999 and 1998.

         Bad debt expense as a percentage of net sales was 4.1% in the fiscal year ended February 29, 2000, compared to 3.9% and 4.0% in the years ended February 28, 1999 and 1998, respectively. The Company raised its allowance to 7.65% early in the fiscal year ended February 28, 1998 in anticipation of higher losses resulting from the Company's lack of ability to recover certain losses after terminating its UCC non-filing option. Delinquency in the Company's accounts receivable averaged 9.6% for the fiscal year ended February 29, 2000 and 8.8% in the fiscal year ended February 28, 1999. In the fourth quarter of fiscal 1999, the Company slightly increased the risk of its credit portfolio by testing a program for young applicants. As a result, there was a slight increase in bad debt and delinquency, but the Company experienced an increase in finance charge income that exceeded the increase in bad debt expense. During the third quarter of fiscal 2000, management returned to its previous risk profile.

         Primarily as a result of the higher accounts receivable, finance charges grew to $8,716,000 in the fiscal year ended February 29, 2000 from $7,751,000 and $7,078,000 in the fiscal years ended February 28, 1999 and 1998, respectively. Credit insurance fees were $1,683,000 in fiscal 2000, up from $1,406,000 in 1999 and $1,240,000 in 1998. Late fees in fiscal 2000 were
$1,364,000 as compared to $1,165,000 in 1999 and $892,000 in 1998. The finance charge yield has averaged 17.7%, 17.6%, and 17.6% for years ended February 29, 2000 and February 28, 1999 and 1998, respectively. The Company anticipates the transition of receivables from RFSI to First Retail Bank, N.A. will result in an annualized average increase of at least 200 basis points in the finance charge yield, as well as increases in other fees.

CUSTOMERS

         As a retail organization, the Company is not dependent upon a single customer, or a few customers, the loss of any one or more of which would not have a material adverse effect on the business of the Company.

COMPETITION

         The retail jewelry industry is highly competitive and fragmented, with a large number of independent jewelry retailers. According to National Jeweler, a trade publication, the Company is the tenth largest retail jewelry chain in the United States, based on the number of locations. However, other publicly held jewelry chains are substantially larger than the Company and compete directly with the Company in a number of markets. In 72% of its locations, the Company competes with Zale Corporation (ZLC), with Freidman's, Inc. (FRDM) in 41%, with Sterling, Inc. (a subsidiary of SIGYY) in 39%, and with Whitehall Jewelers, Inc. (WHJI) in 20% of its locations. The malls in which the Company has stores have an average of 5.1 specialty retail jewelers, with as few as two and as many as ten in any single mall. Management estimates that its market share among specialty jewelers in the malls in which it operates is 18 1/2%. Although the Company considers its primary competition to be other specialty jewelers in the malls in which it operates, it also competes for customers in various markets with department stores, discount stores, catalog showrooms, direct mail suppliers, television shopping networks, and merchants on the Internet.

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

EMPLOYEES

         As of February 29, 2000, the Company had a total of 873 full-time equivalent (FTE) employees. Of these, 176 FTEs were employed in the corporate headquarters and the remaining 697 FTEs were employed in the stores. Throughout the year, the Company hires a number of part-time employees, primarily during the holiday shopping seasons. Approximately 68% of all employees during the year are full-time and 32% are part-time. The Company considers its relations with its employees to be good.

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

The table below sets forth information with respect to the expiration of leases on 108 locations in operation and 12 locations committed to by the Company as of February 29, 2000:


                                                              NUMBER OF LEASES
         YEAR OF EXPIRATION                                     WHICH EXPIRE
         ------------------                                     ------------

                  2001 .....................................         14
                  2002 .....................................         10
                  2003 .....................................          3
                  2004 .....................................          5
                  2005 .....................................         11
                  2006 .....................................         11
                  2007 .....................................         12
                  2008 .....................................         15
                  2009 .....................................          9
                  2010 .....................................         18
                  2011 .....................................          9
                  2012 .....................................          3

         Leases for 20,731 square feet for the Corporate Headquarters in Wilmington, North Carolina are with related parties and expire December 31, 2006. Additional information regarding these leases is incorporated herein by reference to the information contained under the heading Certain Relationships and Related Transactions in Item 13 of Part III of this document.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

         However, in the past, a subsidiary of the Company purchased non-file UCC insurance from an unaffiliated insurance carrier for accounts originated in certain states and charged its customers in those states a non-file UCC insurance fee equal to the subsidiary's premium cost for that insurance. Non-file insurance reimbursed the subsidiary for losses on accounts that resulted from its decision not to file a UCC financing statement for the collateral securing the account. Several plaintiffs challenged certain aspects of the Company's non-file insurance practices. This civil action suit was discussed in more detail in previous filings, including the Company's February 28, 1998 10-K and Annual Report. In July 1998, the final order for a settlement provided for, among other things, the payment of $486,000 to a settlement fund and the payment of administrative fees that were approximately $127,000. No expense was incurred during the fiscal years ended February 29, 2000 and February 28, 1999 due to the fact that the Company recorded a charge of $700,000, or $ .08 per share, during the fourth quarter of the 1998 fiscal year in anticipation of this settlement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of February 29, 2000 there were 8,476,372 shares outstanding held by 229 shareholders of record plus approximately 300 non-objecting beneficial owners whose shares are held in nominee or "street" name by brokers. The Company has not paid any cash dividends on its stock since its inception, and has no intention to pay cash dividends in the foreseeable future (See Footnote 2 to the Consolidated Financial Statements). The Company's common stock trades on the American Stock Exchange under the symbol RJI. The quarterly high and low sales prices of the Company's common stock (adjusted for the 100% stock dividend issued on February 20, 1998) for the fiscal years ended February 29, 2000 and February 28, 1999 were as follows:


         FISCAL YEAR ENDED FEBRUARY 29, 2000            HIGH          LOW
                                                        ----          ---

         Fourth Quarter .........................     $ 3.3750     $ 2.6250
         Third Quarter ..........................       4.1250       3.0000
         Second Quarter .........................       4.3750       2.8750
         First Quarter ..........................       4.3750       2.6250

         FISCAL YEAR ENDED FEBRUARY 28, 1999

         Fourth Quarter .........................     $ 4.6250     $ 3.2500
         Third Quarter ..........................       5.6875       3.0000
         Second Quarter .........................       4.1250       3.5625
         First Quarter ..........................       4.3750       3.7500


ITEM 6.   SELECTED FINANCIAL DATA


                                                    2000         1999         1998         1997         1996
                                                    ----         ----         ----         ----         ----
                                                      (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA
                                                                     AND NUMBER OF STORES)

FIVE-YEAR SUMMARY
Net Sales ...................................     $120,861     $109,284     $102,845     $ 98,952     $ 89,801
Bad Debt Expense ............................        4,950        4,234        4,092        3,538        3,419
Interest Expense ............................        3,896        3,470        3,457        3,428        3,263
Net Earnings ................................        4,802        4,205        2,708        4,025        3,212
Earnings Per Share (basic & diluted) ........          .57          .50          .32          .48          .38
Working Capital .............................       77,855       66,366       63,305       56,545       52,050
Total Assets ................................      121,337      110,965      100,986       97,519       88,886
Long-Term Debt, Less Current ................       53,204       44,193       43,793       39,651       38,019
Shareholders' Equity ........................       44,970       40,168       35,903       33,195       29,143
Number of Stores ............................          109          104           98          100           96


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net Sales

         At February 29, 2000 the Company operated 109 store in 17 states compared to 104 stores in fifteen states and 98 stores in 13 states at February 28, 1999 and 1998, respectively. Total net sales for fiscal 2000 were up 10.6% to $120,861,000 from $109,284,000 in fiscal year 1999, which were 6.3% higher than net sales of $102,845,000 in fiscal 1998. Same store sales, or stores open in comparable periods, were up 6.5% in 2000, were up 5.0% in 1999, and were positive 1.0% in 1998. During the coming fiscal year ending February 28, 2001, the Company already has commitments to open nine stores, two of which were opened in April 2000. Management expects to open ten or more new stores during the year.

         The sales of a retail jeweler depend upon having the right mixture of merchandise available in its stores. The Company has identified those inventory items that have the most favorable turnover and are the most profitable as core inventory items. The Company averaged 94.8% in-stock on its core items during fiscal 2000, up from 94.4% last year; it averaged 84.1% in-stock on its entire basic merchandise mix in fiscal 2000, compared to 83.7% during the previous year. During the fiscal year ended February 29, 2000, core merchandise accounted for 56.0% of net sales, 56.6% of the items in the Company's basic merchandise mix, and 36.2% of its inventory investment. During the prior year, core merchandise accounted for 52.4% of net sales, 48.7% of the items in the Company's basic merchandise mix, and 35.3% of its inventory investment. The average price of each piece of merchandise sold in fiscal 2000 was $242, up from $233 a year earlier and $209 in fiscal 1998, and management plans to increase this average by approximately 7% in the current year as it continues to increase its offerings of higher price points.

         Sales on the Company's proprietary credit card were up 8.2% and cash sales rose 12.7%. Credit sales accounted for 45.4% of total net sales, down from 46.4% a year earlier. The average credit transaction during the year was 3.5% higher than that of last year. The average credit transaction was also 4.0 times the size of the average cash transaction, compared to 4.2 times a year ago. The primary reason for the difference in the average credit and cash transaction is the large number of cash repair sales that yield a lower price per transaction. The Company's credit-marketing efforts resulted in 10.6% more applications being obtained and 15.1% more new accounts being opened throughout the year compared to last year. Management believes that its proprietary financing program is a strategic competitive strength and seeks to optimize its risk-reward ratio by financing up to 55% of net sales.

  Gross Profit

         Gross margins were 50.8% of net sales in 2000, 50.1% in 1999, and 50.3% in 1998. The increase in gross margins resulted primarily from more sales in the higher margin diamond and precious gem and colored stone categories. Management has developed plans to continue to increase gross margins during the current fiscal year. These plans include changes in sources for certain items and less discounting as the result of training emphasis and continuing to reward sales associates for achieving goals for both sales and gross margin.

  Selling, General, and Administrative Expenses (SG&A)

         Selling, general, and administrative expenses as a percentage of net sales were 38.8%, 37.9%, and 39.8% in 2000, 1999, and 1998, respectively.
Significant expense categories are reflected on a normalized basis for the three years in the following table:


                                                                      2000              1999              1998
                                                                      ----              ----              ----

Compensation - salaries & hourly wages ..........................     16.6%             16.5%             16.4%
Compensation - bonuses & commissions ............................      5.1%              4.7%              3.7%
Compensation - benefits & other personnel costs .................      3.6%              3.6%              3.2%
Rents for space .................................................      8.7%              8.9%              9.0%
Advertising .....................................................      4.5%              4.5%              4.7%
Bad debt ........................................................      4.1%              3.9%              4.0%
Finance charges .................................................     (7.2)%            (7.1)%            (6.9)%

         The increase in compensation from bonuses and commissions in fiscal 2000 and 1999 resulted from costs associated with changes in the Company's incentive plans designed to reward associates for increases in personal sales and gross margins, and for improved profitability. Outlays for advertising were essentially flat throughout the three years as the Company leveraged its marketing investment while making minor changes in its approach.

         Extended service agreements equaled 2.3%, 2.9%, and 1.9% of net sales in 2000, 1999, and 1998, respectively. During the first quarter of fiscal 1999, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. As a result of this change, the Company will continue to recognize existing deferred revenues from previously sold contracts through January 31, 2001 and now recognizes commission revenue from the unrelated third-party extended warranty plans at the time of sale.

         Bad debt expense increased 16.9% to $4,950,000 in the year ended February 29, 2000 from $4,234,000 in 1999; bad debt expense in 1998 was $4,092,000. Actual write-offs as a percentage of net sales during each of the years were 3.9% in 2000, 3.5% in 1999, and 3.7% in 1998. At the end of 2000,
1999, and 1998 the allowance for doubtful accounts was approximately 7.65%, of customer receivables (prior to the allowance for doubtful accounts). The Company's policies and procedures regarding credit authorization, collection, and write-offs have not changed significantly during the three-year period. Delinquent accounts (accounts more than 90 days past due) represented 10.0%, 8.1%, and 8.1% of the Company's accounts receivable portfolio on the last day of February 2000, 1999, and 1998, respectively.

  Interest Expense

         Interest expense was flat at 3.2% of net sales in 2000 as compared to 3.2% in 1999 and 3.4% in 1998. In 2000, the average borrowings were 16.7% higher than a year earlier, but the Company's effective interest rate for the year was 7.15% compared to 7.34% the previous year.

  Income Taxes

         The provision for income taxes was $2,248,000 in 2000, $2,071,000 in 1999, and $1,374,000 in 1998. The net effective tax rate in each of the three years was approximately 33.0%. The Company earned a record $4,802,000 in the year ended February 29, 2000, 14.2% higher than the previous year and 77.3% higher than two years earlier. On a basic and diluted basis, the Company earned $ .57 per share compared to $ .50 per share and $ .32 per share during the two prior years.

  Non-File UCC Insurance Litigation

         In the past, a subsidiary of the Company purchased non-file UCC insurance from an unaffiliated insurance carrier for accounts originated in certain states and charged its customers in those states a non-file UCC insurance fee equal to the subsidiary's premium cost for that insurance. Non-file insurance reimbursed the subsidiary for losses on accounts that resulted from its decision not to file a UCC financing statement for the collateral securing the account. Several plaintiffs challenged certain aspects of the Company's non-file insurance practices. This civil action suit was discussed in more detail in previous filings, including the Company's February 28, 1998 10-K and Annual Report. In July 1998, the final order for a settlement provided for, among other things, the payment of $486,000 to a settlement fund and the payment of administrative fees that were approximately $127,000. No expense was incurred during the fiscal years ended February 29, 2000 and February 28, 1999 due to the fact that the Company recorded a charge of $700,000, or $ .08 per share, during the fourth quarter of the 1998 fiscal year in anticipation of this settlement.

  Year 2000 ("Y2K")

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define a specific year. Any programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in systems failures or miscalculations causing disruptions to various activities and operations.

         Reeds Jewelers had Year 2000 in mind in 1985 when it began the first stages of developing its inventory and credit systems that would allow the Company to grow and move into the next century, and programmed its systems accordingly. Because the Company had built or bought its systems with the issue in mind, no material costs have been incurred, nor are any expected to be incurred, by the Company related to the Y2K issue. As of the date of this filing, Reeds has experienced no disruptions of operations due to any Y2K issues and no future disruptions are anticipated.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash for purchasing inventory, opening new stores, making leasehold improvements, and acquiring equipment. Working capital needs normally peak in the fall as the Company increases inventories to meet anticipated demand during the all-important Christmas selling season. The Company's long-term growth strategy will require increasing working capital to fund capital expenditures, receivables, and inventories for new stores. Working capital requirements will be financed by funds generated from operations and bank lines described below. Cash used in operations in 2000 was $3,799,000 compared to $3,813,000 and $1,743,000 provided by operations in 1999 and 1998, respectively.

  Working Capital

         Working capital increased 17.3% to $77,855,000 from $66,366,000 in 1999. The resulting ratio of current assets to current liabilities as of February 29, 2000 was 4.6 to 1, compared to 3.7 to 1 at February 28, 1999. Capital expenditures totaled $5,397,000 in 2000, $4,189,000 in 1999, and $3,141,000 in 1998. The Company opened new stores in Louisville KY, Norfolk VA, Chattanooga TN, Dulles VA, Bufurd GA, Birmingham AL, Atlanta GA, Grandville MI, Concord NC, and Corpus Christi TX. The Company also closed stores in Memphis TN, Tulsa OK, Goldsboro NC, and Jackson MS. The Company, with capital expenditures of $837,000, opened an e-commerce site, Reeds.com, on December 22, 1999. The Internet site offers consumers the opportunity to buy diamond jewelry, gold jewelry and giftware online. Customers can also apply for credit online.

         Since year-end, the Company has opened two new stores, one in Orlando FL and the other in Danville VA, and plans to open a total of ten or more new stores in the current fiscal year. The Company has a budget of approximately $6,600,000 for capital expenditures in the fiscal year ending February 28, 2001 for new store openings, major and minor remodels, and other equipment. The Company also intends to have additional capital expenditures related to the Internet site of approximately $400,000. These capital expenditures will be financed by funds generated from operations and bank lines described below.

  Debt

         Borrowings under the Company's revolving credit facility averaged $54.1 million in 2000 and $46.4 million in 1999. The maximum borrowings outstanding under the facility at any time during each year were $61.2 million in 2000 and $50.0 million in 1999. At February 29, 2000, $52.4 million was outstanding under the facility compared to $43.3 million at February 28, 1999.

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

         In April 1999, the Company, its existing banks, and two additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002 on terms similar to those of the previous agreement. Under the new agreement, the Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (5.92% at February 29, 2000) plus 125 basis points to 185 basis points or prime (8.75% at February 29,
2000) plus 25 basis points, depending upon the Company's debt-to-worth ratio.

         The Company had $52,359,000 outstanding on this revolver at February 29, 2000, which is classified as a long-term liability based on its expiration date. The revolving credit agreement is collateralized by substantially all of the Company's assets. The various loan agreements contain financial covenants including those that limit dividend payments and additional borrowings and prohibit new store openings if an event of default exists.

         The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (8.75% at February 29, 2000) quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note, which is collateralized by substantially all of the Company's assets.

  Disclosure Regarding Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Various forward-looking statements have been made throughout this discussion, including comments about:

         (i)      planned store openings;
         (ii)     expected increases in finance charge yields;
         (iii)    expected increases in gross margins;
         (iv)     expected increases in the average price of merchandise sales;
                  and
         (v)      goals for the mix of credit and cash sales.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates that may adversely affect its financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. From time to time, the Company will purchase interest rate caps, collars, or swaps for the purpose of managing its interest rate exposure. However, the Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

         The Company is exposed to interest rate risk primarily through its borrowing activities that are described in Note 2 to the Consolidated Financial Statements. All of the Company's borrowings are under floating rate arrangements. See Note 2 to the Consolidated Financial Statements regarding Long-Term Debt and Notes Payable.

         Based on the Company's market risk sensitive instruments (its variable rate debt) outstanding at February 29, 2000, the Company has determined that there was no material market risk exposure to the Company's financial position, results of operations, or cash flows as of such date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated herein by reference to the information contained under the heading "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (except for the information contained under the subheadings "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions," which is not incorporated herein by reference).

ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the information contained under the heading "Compensation of Executive Officers" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the information contained under the heading "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (except for the information contained under the subheadings "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions," which is not incorporated herein by reference).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases its corporate headquarters, consisting of 20,731 square feet of office space and 155 parking spaces, from a partnership comprised of Alan M. Zimmer, Herbert J. Zimmer, Jeffrey L. Zimmer, and Arlene
Z. Schreiber. Alan M. Zimmer is President and Chief Executive Officer of the Company and Herbert J. Zimmer, Jeffrey L. Zimmer, and Arlene Z. Schreiber are all Directors. Monthly rental payments under the lease are $26,484, and rising to $26,927 on January 1, 2003. The Company also pays the related insurance, property taxes, maintenance fees, and utilities for this location. The leases for this facility expire December 31, 2006. Based on rentals charged for comparable properties in Wilmington, the Company believes the terms of the lease are no less favorable to the Company than those that could be obtained from unaffiliated parties.

         Herbert J. Zimmer and Jeffrey L. Zimmer are partners in the law firm of Zimmer and Zimmer, which serves as general counsel to the Company. During the fiscal year ended February 29, 2000, the Company paid Zimmer and Zimmer legal fees and reimbursement of costs advanced in the amount of $201,000; the Company paid $184,000 and $175,000 to Zimmer and Zimmer in 1999 and 1998, respectively.

         Between June 30, 1989 and February 6, 1990, the Company borrowed a total of $1,370,000 from three of its principal shareholders. Interest is paid monthly on the amounts borrowed at the prime rate as quoted each month in The Wall Street Journal. The amounts remaining outstanding under the notes are $560,000 to Alan M. Zimmer, $185,000 to Arlene Z. Schreiber, and $100,000 to Ronna T. Zimmer (the wife of Herbert J. Zimmer). These amounts are evidenced by various subordinated notes and are due upon full payment of all senior obligations or with approval of all senior lenders.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A)(1) AND (2)    Financial Statements and Financial Statement Schedule: The
                  financial statements, financial statement schedule and report of independent auditors listed in the accompanying index are filed as part of this annual report.

(A)(3) EXHIBITS:

         3(a) Charter and Charter Amendments of the Registrant, as amended effective June 28, 1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1991, file number 0-15247)
         3(b) Bylaws of the Registrant, as amended effective August 10, 1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1991, file number 0-15247)
         4 Registrant undertakes to furnish the Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.
         10(a) Lease Agreement with Zimmer Brothers, a Partnership, dated February 13, 1986 and First Amendment dated August 15, 1986 (incorporated by reference to the Company's Registration Statement on Form S-1, file number 33-10091)
         10(b) Second Amendment to Lease Agreement with Zimmer Brothers, a Partnership (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1991, file number 0-15247)
         10(c) 1986 Employee Incentive Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-1, file number 33-10091)
         10(d) Shareholder Agreement (incorporated by reference to the Company's Registration Statement on Form S-1, file number 33-10091)
         10(e) Lease Agreement with Zimmer Brothers, a Partnership, dated January 22, 1991 (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1991, file 0-15247)
         10(f) Reeds Jewelers 401(k) Profit Sharing Plan and Trust Summary (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1993, file number 0-15247)
         10(g) 1992 Director Stock Option Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1993, file number 0-15247)
         10(h) Amendment dated March 23, 1987 to 1986 Employee Incentive Stock Option Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1987, file number 0-15247)
         10(i) Form of non-qualified supplemental executive retirement plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1994, file number 0-15247)
         10(j) 1994 Stock Option Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1995, file number 0-15247)
         10(k) Third Amendment dated February 16, 1999 to Lease Agreement with Zimmer Brothers, a Partnership (incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1999, file number 0-15247)

*****    21       List of Subsidiaries of the Registrant
*****    23       Consent of Ernst & Young LLP
*****    27       Financial data schedule (for SEC use only)

(B) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of May 2000.

                           REEDS JEWELERS, INC.
                           (Registrant)


                           By          /s/     JAMES R.ROUSE
                             --------------------------------------------------
                                             (James R. Rouse)
                                    Treasurer and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 4th day of May 2000.


              SIGNATURE                                    TITLE

         /s/ ALAN M. ZIMMER            President and Chief Executive Officer and Director
-------------------------------------
          (Alan M. Zimmer)

        /s/ WILLIAM R. ZIMMER          Chairman of the Board of Directors
-------------------------------------
         (William R. Zimmer)

         /s/ JAMES R. ROUSE            Treasurer and Chief Financial Officer
-------------------------------------  (Principal Accounting Officer)
          (James R. Rouse)

        /s/ ALLAN E. METZNER           Vice President and Corporate Controller
-------------------------------------
         (Allan E. Metzner)

        /s/ ROBERTA G. ZIMMER          Secretary and Director
-------------------------------------
         (Roberta G. Zimmer)

      /s/ GARLAND WADDY GARRETT        Director
-------------------------------------
       (Garland Waddy Garrett)

         /s/ FENTON N. HORD            Director
-------------------------------------
          (Fenton N. Hord)

       /s/ ARLENE Z. SCHREIBER         Director
-------------------------------------
        (Arlene Z. Schreiber)

       /s/ RICHARD F. SHERMAN          Director
-------------------------------------
        (Richard F. Sherman)

        /s/ HERBERT J. ZIMMER          Director
-------------------------------------
         (Herbert J. Zimmer)

        /s/ JEFFREY L. ZIMMER          Director
-------------------------------------
         (Jeffrey L. Zimmer)

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


Report of Independent Auditors ............................................................................   F-2
Consolidated Balance Sheets as of February 29, 2000 and February 28, 1999 .................................   F-3
Consolidated Statements of Income for the years ended February 29, 2000 and February 28, 1999 and 1998.....   F-4
Consolidated Statements of Shareholders' Equity for the years ended February 29, 2000 and February 28,
1999 and 1998 .............................................................................................   F-5
Consolidated Statements of Cash Flows for the years ended February 29, 2000 and February 28, 1999 and
1998 ......................................................................................................   F-6
Notes to Consolidated Financial Statements ................................................................   F-7
Schedule II --- Valuation and Qualifying Accounts .........................................................   F-20

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Reeds Jewelers, Inc. and Subsidiaries
Wilmington, North Carolina

         We have audited the accompanying consolidated balance sheets of Reeds Jewelers, Inc. and subsidiaries as of February 29, 2000 and February 28, 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 29, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reeds Jewelers, Inc. and subsidiaries as of February 29, 2000 and February 28, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            ERNST & YOUNG LLP


Raleigh, North Carolina
March 28, 2000

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                     FEBRUARY 29       FEBRUARY 28
                                                                                                         2000              1999
                                                                                                     ------------      ------------

                                                    ASSETS
Current assets:
  Cash and cash equivalents .....................................................................    $    895,000      $  1,080,000
  Accounts receivable:
    Customers, less allowance of $4,060,000 in 2000 and $3,782,000 in 1999 ......................      48,897,000        45,655,000
    Other .......................................................................................         758,000           853,000
  Merchandise inventories .......................................................................      46,253,000        40,798,000
  Deferred income taxes, net of valuation allowance of $151,000 in 2000 and $140,000 in 1999  ...       2,249,000         2,172,000
  Other..........................................................................................         486,000           523,000
                                                                                                     ------------      ------------
          Total current assets ..................................................................      99,538,000        91,081,000

Property, furniture and equipment:
  Land and building .............................................................................          83,000            83,000
  Furniture and equipment .......................................................................      22,691,000        19,601,000
  Leasehold improvements ........................................................................      11,575,000        10,972,000
                                                                                                     ------------      ------------
                                                                                                       34,349,000        30,656,000
  Less accumulated depreciation and amortization ................................................      19,305,000        17,895,000
                                                                                                     ------------      ------------
          Net property, furniture and equipment .................................................      15,044,000        12,761,000

Other assets:
  Goodwill, net of accumulated amortization of $2,547,000 in 2000 and $2,101,000 in 1999  .......       5,849,000         6,295,000
  Deferred income taxes, net of valuation allowance of $12,000 in 2000 and $17,000 in 1999  .....         173,000           267,000
  Miscellaneous .................................................................................         733,000           561,000
                                                                                                     ------------      ------------
                                                                                                        6,755,000         7,123,000
                                                                                                     ------------      ------------
TOTAL ASSETS ....................................................................................    $121,337,000      $110,965,000
                                                                                                     ============      ============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................................................    $ 12,855,000      $ 15,638,000
  Accrued compensation ..........................................................................       3,569,000         3,780,000
  Accrued expenses ..............................................................................       2,712,000         2,510,000
  Deferred revenue ..............................................................................         314,000           908,000
  Income taxes (Note 6) .........................................................................       2,233,000         1,879,000
                                                                                                     ------------      ------------
          Total current liabilities .............................................................      21,683,000        24,715,000

Revolving credit note (Note 2) ..................................................................      52,359,000        43,348,000
Subordinated notes payable to shareholders (Note 2) .............................................         845,000           845,000
Deferred income taxes ...........................................................................       1,267,000         1,440,000
Deferred revenue ................................................................................              --           314,000
Other long-term liabilities .....................................................................         213,000           135,000
                                                                                                     ------------      ------------
                                                                                                       76,367,000        70,797,000
Commitments and contingencies (Notes 3 and 10)
Shareholders' equity (Notes 7 and 8):
  Common stock, par value $.10 per share, 25,000,000 shares authorized, 8,476,372 shares
     issued and outstanding in 2000 and 1999 ....................................................         847,000           847,000
  Additional paid-in capital ....................................................................      10,560,000        10,560,000
  Retained earnings .............................................................................      33,563,000        28,761,000
                                                                                                     ------------      ------------
          Total shareholders' equity ............................................................      44,970,000        40,168,000
                                                                                                     ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................................    $121,337,000      $110,965,000
                                                                                                     ============      ============


                             See accompanying notes.

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                          FISCAL YEAR ENDED
                                                                          FEBRUARY 29         FEBRUARY 28          FEBRUARY 28
                                                                             2000                 1999                 1998
                                                                         ------------------------------------------------------

Net sales ........................................................       $120,861,000        $ 109,284,000        $ 102,845,000
Cost of sales ....................................................         59,408,000           54,559,000           51,136,000
                                                                         ------------------------------------------------------
       Gross profit ..............................................         61,453,000           54,725,000           51,709,000
Selling, general, and administrative expenses ....................         46,896,000           41,410,000           40,924,000
Depreciation and amortization ....................................          3,611,000            3,569,000            3,187,000
                                                                         ------------------------------------------------------
       Operating earnings ........................................         10,946,000            9,746,000            7,598,000
Interest expense .................................................          3,896,000            3,470,000            3,457,000
                                                                         ------------------------------------------------------
Income before income taxes and extraordinary item ................          7,050,000            6,276,000            4,141,000
Income taxes (Note 6) ............................................          2,248,000            2,071,000            1,374,000
                                                                         ------------------------------------------------------
Net income before extraordinary item .............................          4,802,000            4,205,000            2,767,000
Extraordinary item - loss on early extinguishments of debt, net
    of income tax benefit of $40,000 in 1998 .....................                 --                   --              (59,000)
                                                                         ------------------------------------------------------
Net income .......................................................       $  4,802,000        $   4,205,000        $   2,708,000
                                                                         ======================================================

Net income per common share:
   Income before extraordinary item ..............................       $        .57        $         .50        $         .33
   Extraordinary item - loss on early extinguishments of debt ....                 --                   --                 (.01)
                                                                         ------------------------------------------------------
Basic and diluted net income per common share ....................       $        .57        $         .50        $         .32

Weighted average shares outstanding - diluted ....................          8,480,195            8,476,417            8,465,752
                                                                         ======================================================


                             See accompanying notes.

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                               COMMON           ADDITIONAL            RETAINED
                                                                STOCK         PAID-IN CAPITAL         EARNINGS            TOTAL
                                                             ---------------------------------------------------------------------

Balance at February 28, 1997 ..........................      $  422,000        $ 10,925,000         $21,848,000        $33,195,000
   Two-for-one stock split effective in the form of a
      100% stock dividend (Note 7) ....................         422,000            (422,000)                 --                 --
   Net income for 1998 ................................              --                  --           2,708,000          2,708,000
                                                             ---------------------------------------------------------------------
Balance at February 28, 1998 ..........................         844,000          10,503,000          24,556,000         35,903,000
   Exercise of stock options for common stock .........           3,000              57,000                  --             60,000
   Net income for 1999 ................................              --                  --           4,205,000          4,205,000
                                                             ---------------------------------------------------------------------
Balance at February 28, 1999 ..........................         847,000          10,560,000          28,761,000         40,168,000
   Net income for 2000 ................................              --                  --           4,802,000          4,802,000
                                                             ---------------------------------------------------------------------
Balance at February 29, 2000 ..........................      $  847,000        $ 10,560,000         $33,563,000        $44,970,000
                                                             =====================================================================


                             See accompanying notes.

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 FISCAL YEAR ENDED
                                                                   FEBRUARY 29      FEBRUARY 28      FEBRUARY 28
                                                                      2000             1999              1998
                                                                   ---------------------------------------------
OPERATING ACTIVITIES
Net income .................................................       $ 4,802,000      $ 4,205,000      $ 2,708,000
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation ..........................................         3,102,000        3,123,000        2,741,000
     Amortization ..........................................           509,000          446,000          446,000
     Provision for deferred income taxes ...................          (156,000)         216,000         (745,000)
     Loss on sale of property, furniture and equipment .....            12,000           44,000               --
Changes in operating assets and liabilities:
       Accounts receivable .................................        (3,147,000)      (5,590,000)      (2,252,000)
       Merchandise inventories .............................        (5,455,000)      (4,332,000)        (377,000)
       Other current assets and other assets ...............          (198,000)          59,000          (19,000)
       Accounts payable ....................................        (2,783,000)       6,269,000       (2,121,000)
       Accrued compensation and expenses ...................            (9,000)       1,089,000          919,000
       Deferred revenue ....................................          (908,000)      (1,548,000)         234,000
       Income taxes ........................................           354,000         (119,000)         252,000
       Other long-term liabilities .........................            78,000          (49,000)         (43,000)
                                                                   ---------------------------------------------
Net cash (used in) provided by operating activities ........        (3,799,000)       3,813,000        1,743,000

INVESTING ACTIVITIES
Purchases of property, furniture and equipment .............        (5,397,000)      (4,189,000)      (3,141,000)
                                                                   ---------------------------------------------
Net cash used in investing activities ......................        (5,397,000)      (4,189,000)      (3,141,000)

FINANCING ACTIVITIES
Proceeds from exercise of stock options ....................                --           26,000               --
Net proceeds from revolving credit note ....................         9,011,000          434,000        4,803,000
Principal payments on debt .................................                --               --       (3,105,000)
                                                                   ---------------------------------------------
Net cash provided by financing activities ..................         9,011,000          460,000        1,698,000
                                                                   ---------------------------------------------

Net (decrease) increase in cash and cash equivalents .......          (185,000)          84,000          300,000

Cash and cash equivalents at beginning of year .............         1,080,000          996,000          696,000
                                                                   ---------------------------------------------
Cash and cash equivalents at end of year ...................       $   895,000      $ 1,080,000      $   996,000
                                                                   =============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
   Interest ................................................       $ 3,770,000      $ 3,487,000      $ 3,275,000
                                                                   =============================================
   Income taxes ............................................       $ 2,049,000      $ 2,191,000      $ 1,082,000
                                                                   =============================================


                             See accompanying notes.

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Reeds Jewelers, Inc. and subsidiaries (the "Company") are specialty retailers of fine jewelry, selling to the general public primarily through retail outlets in seventeen states in the United States. Substantially all of the Company's accounts receivable are due from individual customers in these states. The Company has recently made its merchandise available for purchase on the Internet.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

         The classifications in use at February 29, 2000 have been applied to the financial statements for February 28, 1999 and 1998. These reclassifications had no effect on net income or shareholders' equity as previously reported.

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

COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires all non-owner changes in equity that are excluded from net income under existing Financial Accounting Standards Board ("FASB") standards be included as comprehensive income. The Company presently does not have any transactions that directly affect equity other than those transactions with owners. Therefore, the provisions of SFAS 130 did not affect the Company's net income or financial position.

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

1. ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. The adoption of SFAS 131 did not affect the Company's net income or financial position.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which, as amended by SFAS 137, is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 requires the recognition of all derivatives at fair value on the balance sheet. Management does not anticipate that the adoption of SFAS 133 will have a significant effect on earnings or the financial position of the Company.

IMPAIRMENT

         Under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, furniture and equipment and intangibles, including goodwill, in relation to the operating performance and expected future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. Since adoption, no impairment losses have been recognized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company has estimated the fair value amounts of financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," using market information available to management as of February 29, 2000 and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying amount of assets and liabilities are reasonable estimates of their fair values.

CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

1. ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

         Accounts receivable include installment amounts maturing more than one year from the balance sheet dates, in accordance with trade practice. Interest rates on these balances vary by state. The allowance for doubtful accounts was $4,060,000 and $3,782,000 at February 29, 2000 and February 28, 1999,
respectively. Finance charge income and revenues from credit insurance subsidiaries of $10,399,000, $9,157,000, and $8,318,000, as well as late fees of $1,364,000, $1,165,000, and $892,000, for the years ended February 29, 2000 and
February 28, 1999 and 1998, respectively, have been reflected as a reduction of selling, general, and administrative expenses. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the outstanding accounts receivable balance less the value received for any merchandise repossessed due to uncollectible accounts. As of February 29, 2000, the Company had no significant concentrations of credit risk with individual customers.

MERCHANDISE INVENTORIES

         Merchandise inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method. Merchandise inventories were $46,253,000 and $40,798,000 at February 29, 2000 and February 28, 1999,
respectively. The Company also maintained consigned inventory at its retail locations of $12,763,000 and $12,630,000 at February 29, 2000 and February 28, 1999, respectively. This consigned inventory and related contingent obligation are not reflected in the Company's financial statements. At the time consigned inventory is sold, the Company records the purchase liability in accounts payable and the related cost of merchandise in cost of sales.

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

             Building.................................         40 years
             Furniture and equipment..................     5 - 10 years
             Leasehold improvements...................     5 - 10 years

GOODWILL

         Goodwill represents the excess cost over the fair value of net assets acquired and is being amortized on a straight-line basis over 15-40 years.

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

1. ACCOUNTING POLICIES (CONTINUED)

DEFERRED REVENUE

         For the fiscal year ended February 28, 1998, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," revenue from these contracts was deferred and recognized in income on a straight-line basis over the contract period. This deferred revenue has been separated into its current and long-term portions on the balance sheet. Commission costs that were directly related to the acquisition of these contracts were deferred and are charged to expense in proportion to the revenue recognized. All other costs, such as costs of services performed under the contracts, general and administrative expenses, and advertising expenses, were charged to expense as incurred.

         During the first quarter of the fiscal year ended February 28, 1999, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. As a result of this change, the Company will continue to recognize existing deferred revenues from previously sold contracts through January 31, 2001 and will now recognize commission revenue for the unrelated third-party extended warranty plans at the time of sale. Previously deferred extended service contract revenue recognized for the fiscal years ended February 29, 2000 and February 28, 1999 of $836,000 and $1,427,000, respectively, as well as commission revenues of $2,694,000 and $2,300,000 for the 2000 and 1999 fiscal years, respectively, have been reflected as a reduction of selling, general, and administrative expenses.

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

ADVERTISING COSTS

         The Company expenses advertising costs as incurred. Cooperative advertising funds are received from certain vendors. Advertising expense, net of amounts contributed by vendors to the Company, was $5,419,000, $4,861,000, and $4,845,000 for 2000, 1999 and 1998, respectively. The amounts of accrued advertising at February 29, 2000 and February 28, 1999 were $199,000 and $232,000, respectively.

STOCK-BASED COMPENSATION

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

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

1. ACCOUNTING POLICIES (CONTINUED)

INTEREST RATE RISK MANAGEMENT

         At times, the Company enters into various interest rate swaps, collars, and caps in managing its interest rate risk. Payments to or from counter parties are recorded as adjustments to interest expense. The Company has no interest rate swaps, collars, or caps as of February 29, 2000.

EXTRAORDINARY LOSS

         The extraordinary loss of $59,000 for the year ending February 28, 1998, net of income tax benefit of $40,000, represents the write-off of loan origination fees and prepayment penalties paid on the early extinguishments of debt.

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

         In April 1999, the Company, its existing banks, and two additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002 on terms similar to those of the previous agreement. Under the new agreement, the Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (5.92% at February 29, 2000) plus 125 basis points to 185 basis points or prime (8.75% as of February 29, 2000) plus 25 basis points, depending upon the Company's debt-to-worth ratio.

         The Company had $52,359,000 outstanding on this revolver at February 29, 2000, which is classified as a long-term liability based on its expiration date. The revolving credit agreement is collateralized by substantially all of the Company's assets. The various loan agreements contain financial covenants including those that limit dividend payments and additional borrowings and prohibit new store openings if an event of default exists.

         The Company also has subordinated notes payable to shareholders totaling $845,000 at February 29, 2000 and February 28, 1999, with interest at the prime rate (8.75% at February 29, 2000). These notes are unsecured and subordinate to the revolving credit note and are due upon full payment of all senior obligations or with approval of all senior lenders and are therefore classified as long-term liabilities.

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

3. LEASES

         The Company leases retail store facilities under operating lease agreements, which provide for base and percentage rentals with terms normally ranging from five to ten years. Percentage rentals are based on sales performance in excess of specified minimums, plus executor costs including taxes and maintenance. Certain of the leases contain fixed renewal options. The Company also leases certain equipment throughout the year on a short-term basis.

         The corporate offices and related facilities are leased from certain shareholders under operating lease agreements expiring on December 31, 2006. Annual rent was paid to shareholders of $298,000 for the year ended February 29, 2000 and $255,000 for the years ended February 28, 1999 and 1998.

         Total rent expense for space and equipment was $11,873,000, $10,886,000, and $10,521,000, including percentage rent of $734,000, $682,000, and $695,000 for the years ended February 29, 2000 and February 28, 1999 and 1998, respectively. Future minimum lease payments are as follows:

          2001...........................          $ 9,738,000
          2002...........................            9,073,000
          2003...........................            8,153,000
          2004...........................            7,419,000
          2005...........................            6,837,000
          Thereafter.....................           22,579,000
                                                   -----------
                                                   $63,799,000
                                                   ===========

         The Company also purchased certain equipment, with a net book value at February 29, 2000 of $86,000, through capital leases. The capital leases have an outstanding principal balance of $86,000 as of February 29, 2000. Lease terms are 55 and 60 months, expiring in October and November 2003, with an interest rate of 9.0%. Future minimum lease payments are as follows:

     2001................................          $ 24,000
     2002................................            24,000
     2003................................            24,000
     2004................................            31,000
                                                   --------
     Total minimum lease payments........           103,000
     Amounts representing interest.......           (17,000)
                                                   --------
                                                     86,000
     Current maturities..................           (17,000)
                                                   --------
                                                   $ 69,000
                                                   ========

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

4. PROFIT-SHARING AND 401(K) SAVINGS PLAN

         The Company has a contributory profit sharing and 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. Contributions are made on a discretionary basis as authorized by the Board of Directors. The Company's contributions to the profit sharing and 401(k) savings plan totaled $369,000, $366,000, and $355,000 for the years ended February 29, 2000 and February 28, 1999 and 1998, respectively.

5. RELATED PARTY LEGAL FEES

         The Company incurred legal fees with a firm whose principals are shareholders and members of the Board of Directors of the Company of approximately $201,000, $184,000 and $175,000 for the years ended February 29, 2000, February 28, 1999, and February 28, 1998, respectively.

6. INCOME TAXES

         The provision for income taxes for the years ended February 29, 2000 and February 28, 1999 and 1998 consists of the following:


                                                                          2000             1999             1998
                                                                      ---------------------------------------------
   Currently payable:
      Federal .................................................       $ 2,163,000      $ 1,590,000      $ 1,736,000
      State ...................................................           241,000          265,000          343,000
                                                                      ---------------------------------------------
                                                                        2,404,000        1,855,000        2,079,000
   Deferred:
      Federal .................................................          (141,000)         202,000         (604,000)
      State ...................................................           (15,000)          14,000         (141,000)
                                                                      ---------------------------------------------
                                                                         (156,000)         216,000         (745,000)
                                                                      ---------------------------------------------
                                                                      $ 2,248,000      $ 2,071,000      $ 1,334,000
                                                                      =============================================

         A reconciliation of the provision for income taxes to income tax expense, computed by applying the statutory federal income tax rate to pre-tax earnings at February 29, 2000 and February 28, 1999 and 1998, is as follows:


                                                                          2000             1999             1998
                                                                      ---------------------------------------------
   Income tax expense at statutory federal rate ...............       $ 2,397,000      $ 2,134,000      $ 1,375,000
   Increase (decrease) resulting from:
     Tax attributable to captive insurance company income
      not taxed for federal purposes...........................          (226,000)        (243,000)        (217,000)
     State income taxes, net of federal income tax benefit.....           149,000          184,000          226,000
       Other ..................................................           (72,000)          (4,000)         (50,000)
                                                                      ---------------------------------------------
                                                                      $ 2,248,000      $ 2,071,000      $ 1,334,000
                                                                      =============================================

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

6. INCOME TAXES (CONTINUED)

         The tax effects of temporary differences at February 29, 2000 and February 28, 1999 that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:


                                                                         2000              1999
                                                                     -----------------------------
    Deferred tax liabilities:
       Tax over book depreciation ............................       $ 1,267,000       $ 1,440,000
                                                                     -----------------------------
    Total deferred tax liabilities ...........................         1,267,000         1,440,000
    Deferred tax assets:
       Deferred revenue ......................................           113,000           439,000
       Net operating loss carry forwards .....................            42,000            45,000
       Accrued expenses ......................................           765,000           536,000
       Reserves ..............................................         1,665,000         1,576,000
                                                                     -----------------------------
    Total deferred tax assets ................................         2,585,000         2,596,000
    Valuation allowance for deferred tax assets ..............          (163,000)         (157,000)
                                                                     -----------------------------
    Net deferred tax assets ..................................         2,422,000         2,439,000
                                                                     -----------------------------
    Net deferred taxes .......................................       $(1,155,000)      $  (999,000)
                                                                     =============================

         The Company's deferred income tax (benefit) expense results from the following:


                                                                  FISCAL YEAR ENDED
                                                   FEBRUARY 29       FEBRUARY 28       FEBRUARY 28
                                                      2000              1999               1998
                                                   -----------------------------------------------
    Excess of tax over financial reporting:
       Depreciation ...........................    $(173,000)        $(328,000)        $(179,000)
       Deferred revenue .......................      326,000           556,000           (83,000)
       Accrued expenses .......................     (229,000)          (60,000)          (67,000)
       Reserves ...............................      (89,000)           65,000          (376,000)
       Other items, net .......................        9,000           (17,000)          (40,000)
                                                   ---------------------------------------------
                                                   $(156,000)        $ 216,000         $(745,000)
                                                   =============================================

         At February 29, 2000, certain companies of the consolidated group have state net operating loss carryovers, expiring through 2006, of $1,274,000 for tax return purposes.

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

         On July 13, 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). Under the 1994 Plan, options to purchase 484,000 shares of common stock (as adjusted for subsequent stock dividends) may be granted to key employees and non-employee directors. The 1994 Plan allows for the grant of "incentive" and "nonqualified" options that allow the holder to purchase shares of common stock at a price not less than the fair market value at the date of grant. The 1994 Plan permits the grant of options for a term of up to ten years. Vesting terms for options granted under the 1994 Plan are determined at the discretion of the Compensation Committee. Options outstanding under the 1994 plan expire at various times from July 1999 through July 2009.

         Since the stock options granted during 2000, 1999 and 1998 had exercise prices that were greater than or equal to the fair market value of the common stock on the date of grant, no compensation expense was recognized during the respective periods.

         Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to February 28, 1995 under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions as of February 29, 2000 and February 28, 1999 and 1998:


                                                 2000             1999            1998
                                              -------------------------------------------
   Risk-free interest rate.............             6.24%           5.63%           5.80%
   Dividend yield......................                0%              0%              0%
   Volatility factor...................             .412            .415            .454
   Expected life.......................       10.0 years       9.4 years       8.7 years

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

         Option valuation models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards in 2000, 1999, and 1998 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below:

                                                                    FISCAL YEAR ENDED
                                                     FEBRUARY 29        FEBRUARY 28        FEBRUARY 28
                                                         2000               1999               1998
                                                   ---------------------------------------------------
Net income - as reported ...................          $   4,802          $   4,205          $   2,708
Net income - pro forma .....................              4,714              4,137              2,663
Net income per share - as reported .........                .57                .50                .32
Net income per share - pro forma ...........                .56                .49                .31

         Stock option activity, as restated for the two-for-one stock split in the form of a one hundred percent stock dividend described in Note 7, under each of these plans for the years ended February 29, 2000 and February 28, 1999 and 1998 were as follows:

                                                             1986 AND 1992 PLANS                        1994 PLAN
                                                       -------------------------------      ---------------------------------
                                                       NUMBER OF           OPTION            NUMBER OF            OPTION
                                                         SHARES             PRICE              SHARES              PRICE
                                                       -------------------------------      ---------------------------------
Options outstanding at February 28, 1997 ............    60,742         $1.55 to $3.00         318,410         $4.00 to $5.51
     Granted ........................................        --                     --          38,000         $3.88 to $4.26
     Exercised ......................................        --                     --              --                     --
     Canceled .......................................      (484)        $         2.58          (1,968)        $4.75 to $5.51
                                                       -------------------------------      ---------------------------------
Options outstanding at February 28, 1998 ............    60,258         $1.55 to $3.00         354,442         $3.88 to $5.51
     Granted ........................................        --                                 18,000         $3.75 to $4.54
     Exercised ......................................   (26,620)        $1.55 to $2.84              --                     --
     Canceled .......................................   (15,972)        $2.58 to $3.00          (3,252)        $4.75 to $5.01
                                                       -------------------------------      ---------------------------------
Options outstanding at February 28, 1999 ............    17,666         $         2.58         369,190         $3.75 to $5.51
     Granted ........................................        --                     --          27,900         $3.25 to $3.75
     Exercised ......................................        --                     --              --                     --
     Canceled .......................................        --                     --         (91,600)        $3.25 to $5.01
Options outstanding at February 29, 2000 ............    17,666         $         2.58         305,490         $3.25 to $5.01
                                                       ===============================      =================================
Options exercisable at February 29, 2000 ............    17,666         $         2.58         288,490         $3.25 to $5.01
                                                       ===============================      =================================
Options available for grant at February 29, 2000  ...        --                     --         166,410                     --
                                                       ===============================      =================================


         Approximately 306,156, 337,881, and 273,860 outstanding awards were exercisable at February 29, 2000 and February 28, 1999 and 1998, respectively.

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

8. STOCK OPTION PLANS (CONTINUED)

         The weighted-average remaining contractual life of options outstanding as of February 29, 2000 is 6.6 years. The weighted-average exercise price of options outstanding as of February 29, 2000 is $4.54. Options granted during the years ended February 29, 2000 and February 28, 1999 and 1998 had the following weighted-average information:

                                                 GRANT DATE STOCK         GRANT DATE STOCK
                                                  PRICE EQUAL TO           PRICE LESS THAN
                                                  EXERCISE PRICE           EXERCISE PRICE
                                             ---------------------------------------------
February 28, 1998
   Weighted-average fair value .............          $  2.54                  $  1.73
   Weighted-average exercise price .........          $  3.88                  $  4.26
February 28, 1999
   Weighted-average fair value .............          $  2.34                  $  2.04
   Weighted-average exercise price .........          $  3.75                  $  4.28
February 29, 2000
   Weighted-average fair value .............          $  2.15                  $  2.14
   Weighted-average exercise price .........          $  7.00                  $  3.55

         The Company has reserved 489,566 shares of common stock for future issuance related to the stock option plans at February 29, 2000 and February 28, 1999.

9. NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted net income per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                                                               FISCAL YEAR ENDED
                                                               FEBRUARY 29         FEBRUARY 28         FEBRUARY 28
                                                                   2000                1999               1998
                                                               ---------------------------------------------------
Numerator:
Numerator for basic and diluted net income per share -
  net income available to common shareholders ..............    $4,802,000          $4,205,000          $2,708,000
                                                               ===================================================
Denominator:
Denominator for basic net income per share-weighted-
  average shares ...........................................     8,476,372           8,461,417           8,449,752
Effect of dilutive securities:
Employee stock options .....................................         3,823              15,000              16,000
                                                               ---------------------------------------------------
Denominator for diluted net income per share-adjusted
  weighted-average shares ..................................     8,480,195           8,476,417           8,465,752
                                                               ===================================================
Basic and diluted net income per common share ..............    $      .57          $      .50          $      .32
                                                               ===================================================

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

10. COMMITMENTS AND CONTINGENCIES

         In the past, a subsidiary of the Company purchased non-file UCC insurance from an unaffiliated insurance carrier for accounts originated in certain states and charged its customers in those states a non-file UCC insurance fee equal to the subsidiary's premium cost for that insurance. Non-file insurance reimbursed the subsidiary for losses on accounts that resulted from its decision not to file a UCC financing statement for the collateral securing the account. Several plaintiffs challenged certain aspects of the Company's non-file insurance practices. This civil action suit was discussed in more detail in previous filings, including the Company's February 28, 1998 10-K and Annual Report. In July 1998, the final order for a settlement provided for, among other things, the payment of $486,000 to a settlement fund and the payment of administrative fees that were approximately $127,000. No expense was incurred during the fiscal years ended February 29, 2000 and February 28, 1999 due to the fact that the Company recorded a charge of $700,000, or $ .08 per share, during the fourth quarter of the 1998 fiscal year in anticipation of this settlement.

         During the second quarter of this fiscal year, the Company intends to charter and begin operating a CEBA bank, First Retail Bank, N.A. ("Bank"). The Bank's activities will be limited to those of a credit card bank as specified in Section 2(c)(2)(F) of the Bank Holding Company Act of 1956 as amended by the Competitive Equality Banking Act of 1987 (CEBA). Currently, the Company has to comply with the state-mandated interest rate and fee limitations under the laws and regulations of 17 separate states. The Bank, whose office will be located in the state of Georgia, will be able to export the interest rate and terms from the state of Georgia to all states in which the Company has customers. If the Bank is opened, it will be a wholly owned subsidiary of the Company. The Company would purchase 10,000 shares for $2,000,000. Also, upon opening, the Bank will be required to maintain a deposit of $500,000 to qualify for Federal Deposit Insurance.

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

                     REEDS JEWELERS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. OPERATING SEGMENT INFORMATION (CONTINUED)

         The following table summarizes the revenues, operating income, assets, depreciation, and capital expenditures for each reportable segment for the years ended February 29, 2000 and February 28, 1999 and 1998. In the financial statements, other revenues are reflected as a reduction of selling, general, and administrative expenses as discussed in Note 1 and inter-segment revenue eliminates in consolidation.



-----------------------------------------------------------------------------------------------------------
                                                       RETAIL               CREDIT
                                                     OPERATIONS           OPERATIONS               TOTAL
-----------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED FEBRUARY 29, 2000
    Net Sales ..............................        $ 120,861,000        $          --        $ 120,861,000
    Other revenues .........................            3,530,000           11,763,000           15,293,000
    Inter-segment revenue ..................                   --            1,062,000            1,062,000
    Operating income .......................            5,570,000            5,376,000           10,946,000
    Interest expense .......................              966,000            2,930,000            3,896,000
    Identifiable assets ....................           71,917,000           49,420,000          121,337,000
    Depreciation and amortization ..........            3,391,000              220,000            3,611,000
    Capital expenditures ...................            5,147,000              250,000            5,397,000
FOR THE YEAR ENDED FEBRUARY 28, 1999
    Net Sales ..............................        $ 109,284,000        $          --        $ 109,284,000
    Other revenues .........................            3,727,000           10,322,000           14,049,000
    Inter-segment revenue ..................                   --              983,000              983,000
    Operating income .......................            5,097,000            4,649,000            9,746,000
    Interest expense .......................              465,000            3,005,000            3,470,000
    Identifiable assets ....................           64,846,000           46,119,000          110,965,000
    Depreciation and amortization ..........            3,422,000              147,000            3,569,000
    Capital expenditures ...................            4,020,000              169,000            4,189,000
FOR THE YEAR ENDED FEBRUARY 28, 1998
    Net Sales ..............................        $ 102,845,000        $          --        $ 102,845,000
    Other revenues .........................            1,942,000            9,210,000           11,152,000
    Inter-segment revenue ..................                   --              926,000              926,000
    Operating income .......................            4,689,000            2,909,000            7,598,000
    Interest expense .......................              682,000            2,775,000            3,457,000
    Identifiable assets ....................           59,959,000           41,027,000          100,986,000
    Depreciation and amortization ..........            3,117,000               70,000            3,187,000
    Capital expenditures ...................            2,858,000              283,000            3,141,000

                                  SCHEDULE II

                     REEDS JEWELERS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

          Years ended February 29, 2000 and February 28, 1999 and 1998


                                                                    COLUMN C
               COLUMN A                     COLUMN B                ADDITIONS                  COLUMN D         COLUMN E
-------------------------------------------------------------------------------------------------------------------------
                                           BALANCE AT      CHARGED TO        CHARGED TO                        BALANCE AT
                                          BEGINNING OF     COSTS AND            OTHER                            END OF
                DESCRIPTION                  PERIOD         EXPENSES          ACCOUNTS         DEDUCTIONS        PERIOD
--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED FEBRUARY 29, 2000:
   Allowance for doubtful accounts .....   $3,782,000       $4,950,000       $       --       $4,672,000(1)     $4,060,000
   Valuation allowance for deferred
      tax assets .......................      157,000               --            6,000(2)            --           163,000
                                           -------------------------------------------------------------------------------
                                           $3,939,000       $4,950,000       $    6,000       $4,672,000        $4,223,000
                                           ===============================================================================

YEAR ENDED FEBRUARY 28, 1999:
   Allowance for doubtful accounts .....   $3,338,000       $4,234,000       $       --       $3,790,000(1)     $3,782,000

   Valuation allowance for deferred
      tax assets .......................      178,000               --               --           21,000(3)        157,000
                                           -------------------------------------------------------------------------------
                                           $3,516,000       $4,234,000       $       --       $3,811,000        $3,939,000
                                           ===============================================================================

YEAR ENDED FEBRUARY 28, 1998:
    Allowance for doubtful accounts ....   $3,079,000       $4,092,000       $       --       $3,833,000(1)     $3,338,000

    Valuation allowance for deferred
        tax assets .....................      220,000               --               --           42,000(3)        178,000
                                           -------------------------------------------------------------------------------
                                           $3,299,000       $4,092,000       $       --       $3,875,000        $3,516,000
                                           ===============================================================================

(1)  uncollectible accounts written off.
(2)  state deferred tax assets unlikely to be realized.
(3)  state deferred tax assets likely to be realized.