Form 10-Q
period 2000-05-31
REEDS JEWELERS INC
filed 2000-07-13
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  -------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 2000

                         COMMISSION FILE NUMBER 0-15247


                              REEDS JEWELERS, INC.
             (Exact name of registrant as specified in its charter)

          NORTH CAROLINA                                 56-1441702
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

         The number of outstanding shares of Common Stock, par value $0.10 per share, as of July 12, 2000 was 8,476,372.

                                     Part I

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Reeds Jewelers, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended February 29, 2000.

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           FEBRUARY 29      MAY 31        MAY 31
                                                                                              2000           2000          1999
                                                                                          ----------------------------------------
                                         ASSETS                                                          (UNAUDITED)   (UNAUDITED)
Current assets:
  Cash and cash equivalents.............................................................. $    895,000   $   666,000  $  1,376,000
  Accounts receivable:
    Customers, less allowance of $4,060,000, $3,845,000, and $3,658,000..................   48,897,000    46,416,000    44,164,000
    Other................................................................................      758,000     1,335,000       746,000
  Merchandise inventories................................................................   46,253,000    54,777,000    46,674,000
  Deferred income taxes, net of valuation allowance of $151,000, $144,000, and $136,000..    2,249,000     2,124,000     2,069,000
  Other..................................................................................      486,000       696,000       545,000
                                                                                          ----------------------------------------
          Total current assets...........................................................   99,538,000   106,014,000    95,574,000

Property, furniture and equipment:
  Land and building......................................................................       83,000        83,000        83,000
  Furniture and equipment................................................................   22,691,000    24,481,000    20,217,000
  Leasehold improvements.................................................................   11,575,000    11,747,000    11,292,000
                                                                                          ----------------------------------------
                                                                                            34,349,000    36,311,000    31,592,000
  Less accumulated depreciation and amortization.........................................   19,305,000    20,081,000    18,596,000
                                                                                          ----------------------------------------
          Net property, furniture and equipment..........................................   15,044,000    16,230,000    12,996,000

Other assets:
  Goodwill, net of accumulated amortization of $2,547,000, $2,658,000, and $2,212,000....    5,849,000     5,737,000     6,184,000
  Deferred income taxes, net of valuation allowance of $12,000, $12,000, and $13,000.....      173,000       178,000       211,000
  Miscellaneous..........................................................................      733,000       759,000       661,000
                                                                                          ----------------------------------------
                                                                                             6,755,000     6,674,000     7,056,000
                                                                                          ----------------------------------------
TOTAL ASSETS............................................................................. $121,337,000  $128,918,000  $115,626,000
                                                                                          ========================================

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................... $ 12,855,000  $ 15,657,000  $ 12,593,000
  Accrued compensation...................................................................    3,569,000     1,880,000     1,732,000
  Accrued expenses.......................................................................    2,712,000     3,107,000     2,785,000
  Deferred revenue (Note C)..............................................................      314,000       182,000       754,000
  Income taxes...........................................................................    2,233,000            --        53,000
                                                                                          ----------------------------------------
          Total current liabilities......................................................   21,683,000    20,826,000    17,917,000

Revolving credit note....................................................................   52,359,000    61,583,000    54,769,000
Subordinated notes payable to shareholders...............................................      845,000       845,000       845,000
Deferred income taxes....................................................................    1,267,000     1,148,000     1,281,000
Deferred revenue (Note C)................................................................           --            --       182,000
Other long-term liabilities..............................................................      213,000       213,000       133,000
                                                                                          ----------------------------------------
          Total liabilities..............................................................   76,367,000    84,615,000    75,127,000

Shareholders' equity:
  Common stock, par value $.10 per share, 25,000,000 shares authorized, 8,476,372 shares
     issued and outstanding in 2000 and 1999.............................................      847,000       847,000       847,000
  Additional paid-in capital.............................................................   10,560,000    10,560,000    10,560,000
  Retained earnings......................................................................   33,563,000    32,896,000    29,092,000
                                                                                          ----------------------------------------
          Total shareholders' equity.....................................................   44,970,000    44,303,000    40,499,000
                                                                                          ----------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................................... $121,337,000  $128,918,000  $115,626,000
                                                                                          ========================================

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME

                                   (UNAUDITED)

                                                               THREE MONTHS ENDED MAY 31
                                                                  2000            1999
                                                              ---------------------------
Net sales...................................................  $24,139,000     $23,419,000
Cost of sales...............................................   11,726,000      11,510,000
                                                              ---------------------------
       Gross profit.........................................   12,413,000      11,909,000
Selling, general, and administrative expenses...............   11,310,000       9,766,000
Depreciation and amortization...............................      960,000         852,000
                                                              ---------------------------
       Operating earnings...................................      143,000       1,291,000
Interest expense............................................    1,138,000         797,000
                                                              ---------------------------
(Loss) income before income taxes...........................     (995,000)        494,000
Income tax (benefit) expense................................     (328,000)        163,000
                                                              ---------------------------
Net (loss) income...........................................  $  (667,000)    $   331,000
                                                              ===========================



Basic and diluted net (loss) income per common share........  $     (0.08)    $      0.04
                                                              ---------------------------
Weighted average shares outstanding - diluted...............    8,476,372       8,476,372
                                                              ===========================

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED MAY 31
                                                                                2000            1999
                                                                           ----------------------------
OPERATING ACTIVITIES
Net (loss) income......................................................    $  (667,000)    $    331,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation......................................................        830,000          741,000
     Amortization......................................................        130,000          111,000
     Loss on sale of property, furniture and equipment.................         42,000            2,000
Changes in operating assets and liabilities:
       Accounts receivable.............................................      1,904,000        1,598,000
       Merchandise inventories.........................................     (8,524,000)      (5,876,000)
       Other current assets and other assets...........................       (254,000)        (133,000)
       Accounts payable................................................      2,802,000       (3,045,000)
       Accrued compensation and expenses...............................     (1,294,000)      (1,892,000)
       Deferred revenue................................................       (132,000)        (286,000)
       Income taxes....................................................     (2,232,000)      (1,826,000)
       Other long-term liabilities.....................................             --          116,000
                                                                           ----------------------------
Net cash used in operating activities..................................     (7,395,000)     (10,159,000)

INVESTING ACTIVITIES
Purchases of property, furniture and equipment.........................     (2,058,000)        (966,000)
                                                                           ----------------------------
Net cash used in investing activities..................................     (2,058,000)        (966,000)

FINANCING ACTIVITIES
Net proceeds from revolving credit note................................      9,224,000       11,421,000
                                                                           ----------------------------
Net cash provided by financing activities..............................      9,224,000       11,421,000
                                                                           ----------------------------

Net (decrease) increase in cash and cash equivalents...................       (229,000)         296,000
Cash and cash equivalents at beginning of period.......................        895,000        1,080,000
                                                                           ----------------------------
Cash and cash equivalents at end of period.............................    $   666,000     $  1,376,000
                                                                           ============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
   Interest............................................................    $ 1,046,000     $    738,000
                                                                           ============================
   Income taxes........................................................    $ 2,250,000     $  1,878,000
                                                                           ============================

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  MANAGEMENT'S OPINION

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended February 29, 2000.

Management of Reeds Jewelers, Inc. believes that the consolidated financial statements contained herein contain all adjustments necessary to present fairly the financial position, consolidated results of operations, and cash flows for the interim period. Management also believes that all adjustments so made are of a normal and recurring nature.

B.  RECLASSIFICATIONS

Certain reclassifications were made to the 1999 financial statements to conform to the classifications used in 2000. The reclassifications had no effect on net income or shareholders' equity as previously reported.

C.  DEFERRED REVENUE

For the fiscal years ended prior to February 28, 1999, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," revenue from these contracts was deferred and recognized in income on a straight-line basis over the contract period. This deferred revenue has been separated into its current and long-term portions on the balance sheet. Commission costs that were directly related to the acquisition of these contracts were deferred and charged to expense in proportion to the revenue recognized. All other costs, such as costs of services performed under the contracts, general and administrative expenses, and advertising expenses, were charged to expense as incurred. Previously deferred extended service contract revenue recognized for the quarters ended May 31, 2000 and 1999 of $121,000 and $264,000, respectively, has been reflected as a reduction of selling, general, and administrative expenses.

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

D.  OPERATING SEGMENT INFORMATION

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The Company now reports two segments, retail operations and credit operations. Separate financial information is produced internally and is regularly reviewed by the chief operating decision-maker ("CODM"). The retail operations segment consists of all store locations and corporate headquarters. The stores have all been combined into one segment because they have similar basic characteristics, such as the nature of products, and the class of customers for their products. Corporate headquarters is included in this same segment due to the fact that its revenues earned are incidental to the Company's activities and it serves as a support system to the stores. The credit operations segment is primarily engaged in providing and maintaining financing for the Company's customers. This operation is aggregated since the CODM evaluates it separately. It also meets one of the three quantitative thresholds, the asset test, since it represents 10.0% or more of the combined assets of all operating segments.

The following table summarizes the net sales, revenues, operating earnings, interest expense, assets, depreciation, and capital expenditures for each reportable segment for the three months ended May 31, 2000 and 1999. In the financial statements, other revenues are reflected as a reduction of selling, general, and administrative expenses and inter-segment revenue eliminates in consolidation.


-------------------------------------------------------------------------------
                                        RETAIL         CREDIT
                                      OPERATIONS     OPERATIONS         TOTAL
-------------------------------------------------------------------------------
FOR THE QUARTER ENDED MAY 31, 2000
  Net Sales.......................   $24,139,000    $        --    $ 24,139,000
  Other revenues..................       650,000      2,978,000       3,628,000
  Inter-segment revenue...........            --        219,000         219,000
  Operating (loss) earnings.......    (1,309,000)     1,452,000         143,000
  Interest expense................       333,000        805,000       1,138,000
  Identifiable assets.............    81,955,000     46,963,000     128,918,000
  Depreciation and amortization...       947,000         13,000         960,000
  Capital expenditures............     2,026,000         32,000       2,058,000
FOR THE QUARTER ENDED MAY 31, 1999
  Net Sales.......................   $23,419,000    $        --    $ 23,419,000
  Other revenues..................       795,000      2,889,000       3,684,000
  Inter-segment revenue...........            --        224,000         224,000
  Operating (loss) earnings.......      (425,000)     1,716,000       1,291,000
  Interest expense................       106,000        691,000         797,000
  Identifiable assets.............    70,931,000     44,695,000     115,626,000
  Depreciation and amortization...       807,000         45,000         852,000
  Capital expenditures............       837,000        129,000         966,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net Sales

At May 31, 2000 the Company operated 112 stores in 17 states compared to 107 stores in 15 states at May 31, 1999. Total net sales for the first quarter ended May 31, 2000 were up 3.1% to $24,139,000 from $23,419,000 at the end of the first quarter last year. Same store sales, or stores open in comparable periods, were down 0.5% for the quarter. During the first quarter of fiscal 2001, the Company opened three stores, and has commitments to open six more stores during the current year.

The sales of a retail jeweler depend upon having the right mixture of merchandise available in its stores. The Company has identified those inventory items that have the most favorable turnover and are the most profitable as core inventory items. The Company averaged 92.2% in-stock on its core items during first quarter fiscal 2001, compared to 96.1% last year; it averaged 87.0% in-stock on its entire basic merchandise mix compared to 83.6% during the same quarter a year ago. For the quarter ended May 31, 2000, core merchandise accounted for 57.1% of net sales, 78.1% of the items offered in the Company's basic merchandise mix, and 44.6% of its inventory investment. During the same quarter last year, core merchandise accounted for 49.9% of net sales, 52.3% of the items offered in the Company's basic merchandise mix, and 37.4% of its inventory investment.

Credit sales for the first quarter of fiscal 2001 accounted for 46.9% of net sales compared to 49.6% a year earlier, and cash sales were 53.1% of net sales compared to 50.4%. Although the total transactions during the quarter were down 6.1% compared to last year same quarter, the average transaction size increased 12.3% for credit sales and 13.8% for cash sales. Management believes that its proprietary financing program is a strategic competitive strength and seeks to optimize its risk-reward ratio by financing up to 55.0% of net sales. The average price of each piece of merchandise sold in first quarter 2001 was $247, up 5.6% from $234 a year earlier. Management plans to increase this average by approximately 7.0% in the current year as it continues to increase its offerings of higher price points.

  Gross Profit

Gross margins were 51.4% of net sales for first quarter of fiscal 2001, up from 50.9% for the same period a year earlier. The increase in gross margins was primarily from lower inventory shrinkage during the first quarter ended May 31, 2000 compared to last year. Management has developed plans to continue to increase gross margins during the current fiscal year. These plans include changes in sources for certain items and less discounting as the result of training emphasis and continuing to reward sales associates for achieving goals for both sales and gross margins.

  Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative expenses as a percentage of net sales were 46.9%, and 41.7% for the quarters ended May 31, 2000 and 1999, respectively. Significant expense categories are reflected on a normalized basis for the first quarters of the last two fiscal years in the following table:

                                                      2001             2000
                                                      ----             ----

Compensation - salaries & hourly wages............    20.3 %           19.7 %
Compensation - bonuses & commissions..............     3.8 %            4.5 %
Compensation - benefits & other personnel costs...     5.5 %            3.6 %
Rents for space...................................    13.0 %           12.0 %
Advertising.......................................     5.3 %            6.0 %
Bad debt..........................................     4.5 %            3.5 %
Finance charges...................................    (9.3)%           (9.1)%

Compensation from salaries and hourly wages increased at a faster rate than net sales. The increase was due to a yearly raise of approximately 5.0%. The increase in compensation from benefits and other personnel costs for the first quarter of fiscal 2001 compared to first quarter of fiscal 2000 resulted from an increase in health insurance expense. The Company also experienced an increase in the negotiated base rents for new store openings.

Bad debt increased to $1,090,000 from $827,000 and rose to 4.5% of net sales for the quarter compared to 3.5% a year earlier. Gross write-offs for bad debts were $1,562,000 versus $1,228,000 in the same quarter last year. Net write-offs, after recovery of amounts previously written off, were $1,305,000 and $951,000 for the first quarter of the current and prior fiscal year, respectively. At the end of the first quarter of fiscal 2001 and 2000 the allowance for doubtful accounts was approximately 7.65% of customer receivables (prior to the allowance for doubtful accounts). The average delinquent account (accounts more than 90 days past due) represented 10.1% and 8.4% of the Company's accounts receivable portfolio for the first quarter of fiscal 2001 and 2000, respectively. The Company's policies and procedures regarding credit authorization, collection, and write-offs have not changed significantly during each of the two periods. However, during the first quarter ended May 31, 1999, the Company changed its portfolio mix to include young adults in a test program. The approval rate on applications was 57.4% for the first quarter last year and 45.3% for the first quarter of the current year. Management made the decision in the third quarter of fiscal 2000 to end the test program. Although bad debt has increased quarter to quarter, management believes that over the next year the portfolio will return to historical levels of mix and approval rate.

In July, the Company expects to begin operation of First Retail Bank, N.A. and expects to see an annualized average increase of 200 basis points in finance charge yield, late charge income, and other revenues. Currently, the Company must comply with the state-mandated interest rates and fee limitations under the laws and regulations of 17 separate states. The Bank, whose office will be located in the state of Georgia, will be able to export the interest rate and terms from the state of Georgia to all states in which the Company has customers.

In the first quarter of fiscal 1999 the Company began selling extended service agreements on behalf of an unrelated third party versus selling them in-house. The Company will continue to recognize deferred revenue from extended service agreements previously sold by the Company through January 31, 2001. The Company will now recognize commission revenue for the unrelated third-party extended service agreements at the time of sale. Previously deferred extended service agreements revenue recognized for the quarters ended May 31, 2000 and 1999 of $121,000 and $264,000, respectively, as well as commission revenues of $528,000 and $532,000, respectively, have been reflected as a reduction of selling, general, and administrative expenses. Extended service agreements equaled 2.1% and 2.8% of net sales during the quarter ended May 31, 2000 and 1999, respectively.

  Interest Expense

Interest expense was 4.7% of net sales for the quarter ended May 31, 2000 as compared to 3.4% in 1999. The increase in interest expense was partly due to an increase in average borrowings and partly due to a higher market rate of interest. Average borrowings were 22.7% higher than the same time frame a year ago, and the Company's effective interest rate for the first quarter of fiscal 2001 was 7.8% compared to 6.6% in fiscal 2000.

  Income Taxes

The (benefit) provision for income taxes was $(328,000) in 2001 and $163,000 in 2000. The net effective tax rate in each of the three years was approximately 33.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash for purchasing inventory, opening new stores, making leasehold improvements, and acquiring equipment. Working capital needs normally peak in the fall as the Company increases inventories to meet anticipated demand during the all-important Christmas selling season. The Company's long-term growth strategy will require increasing working capital to fund capital expenditures, receivables, and inventories for new stores. Working capital requirements will be financed by funds generated from operations and bank lines described below. Cash used in operations at May 31, 2000 was $7,395,000 compared to $10,159,000 at May 31, 1999.

  Working Capital

Working capital increased 9.7% at May 31, 2000 to $85,188,000 from $77,657,000 at May 31, 1999. The resulting ratio of current assets to current liabilities as of May 31, 2000 was 5.1 to 1, compared to 5.3 to 1 at May 31, 1999. Capital expenditures totaled $2,058,000 and $966,000 for the quarters ended May 31, 2000 and 1999, respectively.

The Company plans to open a total of nine or more stores throughout the current fiscal year, three of which were opened during the first quarter ended May 31, 2000. The Company has a budget of approximately $6,600,000 for capital expenditures in the fiscal year ending February 28, 2001 for new store openings, major and minor remodels, and other equipment. The Company, with capital expenditures of $837,000, opened an e-commerce site, Reeds.com, on December 22, 1999. The Company also intends to have additional capital expenditures this year related to the Internet site of approximately $400,000. These capital expenditures will be financed by funds generated from operations and bank lines described below. The Internet site offers consumers the opportunity to buy diamond jewelry, gold jewelry and giftware online. Customers can also apply for credit online.

  Debt

Borrowings under the Company's revolving credit facility averaged $57.4 million during the first quarter of fiscal 2001 and $46.0 million during the same quarter a year ago. The maximum borrowings outstanding under the facility at any time during each of the quarters were $61.6 million and $54.8 million, respectively. At May 31, 2000, $61.6 million was outstanding under the facility compared to $54.8 million at May 31, 1999.

In April 1999, the Company, its existing banks, and two additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002 on terms similar to those of the previous agreement. Under the new agreement, the Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (6.64% at May 31, 2000) plus 125 basis points to 185 basis points or prime (9.50% at May 31, 2000) plus 25 basis points, depending upon the Company's debt-to-worth ratio.

The Company had $61,583,000 outstanding on this revolver at May 31, 2000, which is classified as a long-term liability based on its expiration date. The revolving credit agreement is collateralized by substantially all of the Company's assets. The various loan agreements contain financial covenants including those that limit dividend payments and additional borrowings and prohibit new store openings if an event of default exists.

The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (9.50% at May 31, 2000) quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note, which is collateralized by substantially all of the Company's assets.

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


                                              REEDS JEWELERS, INC.


         July 12, 2000                              /s/   James R. Rouse
-------------------------------               ----------------------------------
                                                          James R. Rouse
                                                          Treasurer and
                                                     Chief Financial Officer