Form 10-Q
period 2000-08-31
REEDS JEWELERS INC
filed 2000-10-12
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                  ------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED AUGUST 31, 2000
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of October 9, 2000 was 8,476,372.

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

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          FEBRUARY 29        AUGUST 31        AUGUST 31
                                                              2000             2000             1999
                                                          ------------     ------------     ------------
                          ASSETS                                            (UNAUDITED)      (UNAUDITED)
Current assets:
 Cash and cash equivalents ..........................     $    895,000     $    768,000     $    898,000
 Accounts receivable:
     Customers, less allowance for doubtful accounts
      of $4,060,000, $3,800,000 and $3,638,000 ......       48,897,000       45,879,000       43,919,000
      Other .........................................          758,000        1,759,000          629,000
 Merchandise inventories ............................       46,253,000       55,908,000       46,181,000
 Deferred income taxes, net of valuation allowance of
    $151,000, 141,000 and $139,000 ..................        2,249,000        1,971,000        2,045,000
 Other...............................................          486,000          637,000          588,000
                                                          ------------     ------------     ------------
        Total current assets ........................       99,538,000      106,922,000       94,260,000

Property, furniture and equipment:
 Land and building ..................................           83,000           83,000           83,000
 Furniture and equipment ............................       22,691,000       26,170,000       21,353,000
 Leasehold improvements .............................       11,575,000       11,758,000       11,309,000
                                                          ------------     ------------     ------------
                                                            34,349,000       38,011,000       32,745,000
 Less accumulated depreciation and amortization .....       19,305,000       20,337,000       19,151,000
                                                          ------------     ------------     ------------
        Net property, furniture and equipment .......       15,044,000       17,674,000       13,594,000

Other assets:
 Goodwill, net of accumulated amortization of
   $2,547,000, $2,770,000 and $2,324,000 ............        5,849,000        5,626,000        6,072,000
 Deferred income taxes, net of valuation allowance of
   $12,000, $13,000 and $11,000 .....................          173,000          183,000          161,000
 Restricted investments (Note C) ....................               --        2,539,000               --
 Miscellaneous ......................................          733,000          781,000          723,000
                                                          ------------     ------------     ------------
                                                             6,755,000        9,129,000        6,956,000
                                                          ------------     ------------     ------------
TOTAL ASSETS ........................................     $121,337,000     $133,725,000     $114,810,000
                                                          ============     ============     ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ...................................     $ 12,855,000     $ 19,357,000     $  8,020,000
 Accrued compensation ...............................        3,569,000        1,937,000        1,817,000
 Accrued expenses ...................................        2,712,000        2,654,000        2,002,000
 Deferred revenue (Note D) ..........................          314,000           81,000          607,000
 Income taxes .......................................        2,233,000               --          113,000
                                                          ------------     ------------     ------------
       Total current liabilities ....................       21,683,000       24,029,000       12,559,000

Revolving credit note ...............................       52,359,000       64,570,000       59,342,000
Subordinated notes payable to shareholders ..........          845,000          845,000          845,000
Deferred income taxes ...............................        1,267,000        1,000,000        1,207,000
Deferred revenue (Note D) ...........................               --               --           81,000
Other long-term liabilities .........................          213,000          213,000          135,000
                                                          ------------     ------------     ------------
       Total liabilities ............................       76,367,000       90,657,000       74,169,000

Shareholders' equity:
 Common stock, par value $0.10 per share;
   25,000,000 shares authorized; 8,476,372 shares
   issued and outstanding in 2000 and 1999 ..........          847,000          847,000          847,000
Additional paid-in capital ..........................       10,560,000       10,560,000       10,560,000
Retained earnings ...................................       33,563,000       31,661,000       29,234,000
                                                          ------------     ------------     ------------
       Total shareholders' equity ...................       44,970,000       43,068,000       40,641,000
                                                          ------------     ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........     $121,337,000     $133,725,000     $114,810,000
                                                          ============     ============     ============

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME

                                   (UNAUDITED)


                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      AUGUST 31                         AUGUST 31
                                                2000             1999             2000              1999
                                            ------------      -----------     ------------      -----------
Net sales .............................     $ 24,309,000      $22,731,000     $ 48,448,000      $46,150,000
Cost of sales .........................       12,225,000       11,055,000       23,951,000       22,565,000
                                            ------------      -----------     ------------      -----------
          Gross profit ................       12,084,000       11,676,000       24,497,000       23,585,000
Selling, general and administrative
  expenses ............................       11,563,000        9,559,000       22,873,000       19,325,000
Depreciation and amortization .........        1,015,000          897,000        1,975,000        1,749,000
                                            ------------      -----------     ------------      -----------
          Operating (loss) earnings ...         (494,000)       1,220,000         (351,000)       2,511,000
Interest expense ......................        1,349,000        1,008,000        2,487,000        1,805,000
                                            ------------      -----------     ------------      -----------
(Loss) income before income taxes .....       (1,843,000)         212,000       (2,838,000)         706,000
Income tax (benefit) expense ..........         (608,000)          70,000         (936,000)         233,000
                                            ------------      -----------     ------------      -----------
Net (loss) income .....................     $ (1,235,000)     $   142,000     $ (1,902,000)     $   473,000
                                            ============      ===========     ============      ===========



Basic and diluted net (loss) income per
 common share .........................     $      (0.15)     $      0.02     $      (0.22)     $      0.06
                                            ============      ===========     ============      ===========

Weighted average shares outstanding -
  diluted .............................        8,476,372        8,476,372        8,476,372        8,476,372
                                            ============      ===========     ============      ===========

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                    AUGUST 31,           AUGUST 31,
                                                                       2000                 1999
                                                                   ------------         ------------

OPERATING ACTIVITIES
Net (loss) income .........................................        $ (1,902,000)        $    473,000
Adjustments to reconcile net (loss) income to net cash used
  in operating activities:
         Depreciation .....................................           1,714,000            1,497,000
         Amortization .....................................             261,000              252,000
         Loss on sale of property, furniture and equipment              130,000                   --
Changes in operating assets and liabilities:
         Accounts receivable ..............................           2,017,000            1,960,000
         Merchandise inventories ..........................          (9,655,000)          (5,383,000)
         Other current assets and other assets ............            (237,000)            (257,000)
         Accounts payable .................................           6,502,000           (7,618,000)
         Accrued compensation and expenses ................          (1,690,000)          (2,471,000)
         Deferred revenue .................................            (233,000)            (534,000)
         Income taxes .....................................          (2,232,000)          (1,766,000)
                                                                   ------------         ------------
Net cash used in operating activities .....................          (5,325,000)         (13,847,000)

INVESTING ACTIVITIES
Purchases of property, furniture and equipment ............          (4,474,000)          (2,329,000)
Purchase of restricted investments ........................          (2,539,000)                  --
                                                                   ------------         ------------
Net cash used in investing activities .....................          (7,013,000)          (2,329,000)

FINANCING ACTIVITIES
Net proceeds from revolving credit note ...................          12,211,000           15,994,000
                                                                   ------------         ------------
Net cash provided by financing activities .................          12,211,000           15,994,000
                                                                   ------------         ------------

Net decrease in cash and cash equivalents .................            (127,000)            (182,000)
Cash and cash equivalents at beginning of period ..........             895,000            1,080,000
                                                                   ------------         ------------
Cash and cash equivalents at end of period ................        $    768,000         $    898,000
                                                                   ============         ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest ..............................................        $  2,348,000         $  1,683,000
                                                                   ============         ============
    Income taxes ..........................................        $  2,308,000         $  1,981,000
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

C.       RESTRICTED INVESTMENTS

                                         08/31/00         08/31/99
                                        ----------        --------
Cash ...........................        $  545,000        $     --
Held-to-maturity investments ...         1,934,000              --
Equity investment ..............            60,000              --
                                        ----------        --------
    Total Restricted Investments        $2,539,000        $     --
                                        ==========        ========


Restricted Investments in the accompanying balance sheet represent cash, bonds and stock being held by the Company's subsidiary, First Retail Bank N.A., to comply with the Federal Banking Regulations.

The Held-to-maturity investments consist of Federal Home Loan Bank bonds that mature in June 2001. These bonds are stated at cost, as it is the intent of the Company to hold these securities until maturity.

The Company's equity investment, carried at cost, consists of 1,200 shares of Federal Reserve Bank stock with a $50 par value at August 31, 2000.

D.       DEFERRED REVENUE

For the fiscal years ended prior to February 28, 1999, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," revenue from these contracts was deferred and recognized in income on a straight-line basis over the contract period. This deferred revenue has been separated into its current and long-term portions on the balance sheet. Commission costs that were directly related to the acquisition of these contracts were deferred and charged to expense in proportion to the revenue recognized. All other costs, such as costs of services performed under the contracts, general and administrative expenses, and advertising expenses, were charged to expense as incurred. Previously deferred extended service contract revenue recognized for the quarters ended August 31, 2000 and 1999 of $93,000 and $228,000, respectively, has been reflected as a reduction of selling, general, and administrative expenses.

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

E.       OPERATING SEGMENT INFORMATION

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

The following table summarizes the net sales, revenues, operating earnings, interest expense, assets, depreciation, and capital expenditures for each reportable segment for the quarters and six-months ended August 31, 2000 and 1999. In the financial statements, other revenues are reflected as a reduction of selling, general, and administrative expenses and inter-segment revenue eliminates in consolidation.

                                                RETAIL               CREDIT
                                              OPERATIONS           OPERATIONS            TOTAL
                                             -----------          -----------        -------------
For the quarter ended August 31, 2000

    NET SALES .......................        $ 24,309,000         $        --        $  24,309,000
    OTHER REVENUES ..................             625,000           3,173,000            3,798,000
    INTER-SEGMENT REVENUE ...........                  --             234,000              234,000
    OPERATING (LOSS) EARNINGS .......          (1,670,000)          1,176,000             (494,000)
    INTEREST EXPENSE ................             530,000             819,000            1,349,000
    IDENTIFIABLE ASSETS .............          84,928,000          48,797,000          133,725,000
    DEPRECIATION AND AMORTIZATION ...             967,000              48,000            1,015,000
    CAPITAL EXPENDITURES ............           2,383,000              33,000            2,416,000
                                             -----------          -----------        -------------
For the quarter ended August 31, 1999

    Net Sales .......................        $ 22,731,000         $        --        $  22,731,000
    Other revenues ..................             710,000           2,905,000            3,615,000
    Inter-segment revenue ...........                  --             226,000              226,000
    Operating (loss) earnings .......            (179,000)          1,399,000            1,220,000
    Interest expense ................             339,000             669,000            1,008,000
    Identifiable assets .............          70,343,000          44,467,000          114,810,000
    Depreciation and amortization ...             843,000              54,000              897,000
    Capital expenditures ............           1,330,000              33,000            1,363,000

FOR THE SIX MONTHS ENDED AUGUST 31, 2000

    NET SALES ..........................        $ 48,448,000         $        --        $  48,448,000
    OTHER REVENUES .....................           1,275,000           6,151,000            7,426,000
    INTER-SEGMENT REVENUE ..............                  --             453,000              453,000
    OPERATING (LOSS) EARNINGS ..........          (2,979,000)          2,628,000             (351,000)
    INTEREST EXPENSE ...................             863,000           1,624,000            2,487,000
    IDENTIFIABLE ASSETS ................          84,928,000          48,797,000          133,725,000
    DEPRECIATION AND AMORTIZATION ......           1,914,000              61,000            1,975,000
    CAPITAL EXPENDITURES ...............           4,409,000              65,000            4,474,000
                                                ------------         -----------        -------------
For the six months ended August 31, 1999

    Net Sales ..........................        $ 46,150,000         $        --        $  46,150,000
    Other revenues .....................           1,505,000           5,794,000            7,299,000
    Inter-segment revenue ..............                  --             450,000              450,000
    Operating (loss) earnings ..........            (604,000)          3,115,000            2,511,000
    Interest expense ...................             445,000           1,360,000            1,805,000
    Identifiable assets ................          70,343,000          44,467,000          114,810,000
    Depreciation and amortization ......           1,650,000              99,000            1,749,000
    Capital expenditures ...............           2,167,000             162,000            2,329,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net Sales

At August 31, 2000, the Company operated 115 stores in 19 states compared to 107 stores in 15 states at August 31, 1999. Total net sales for the second quarter ended August 31, 2000 were up 6.9% to $24,309,000 from $22,731,000 at the end of the second quarter last year. Same store sales, or stores open in comparable periods, rose 2.2% in the second quarter this year. For the six months ended August 31, 2000, net sales increased 5.0% to $48,448,000 from $46,150,000 for the same period a year earlier. Comparable store sales rose 0.7% during the six-month period. During the second quarter of fiscal 2001, the Company opened four stores, closed one store, and has commitments to open five more stores during the current year.

The sales of a retail jeweler depend upon having the right mixture of merchandise available in its stores. The Company has identified those inventory items that have the most favorable turnover and are the most profitable as core inventory items. The Company averaged 96.1% in-stock on its core items during second quarter fiscal 2001, compared to 97.4% last year; it averaged 94.4% in-stock on its entire basic merchandise mix compared to 85.0% during the same quarter a year ago. For the quarter ended August 31, 2000, core merchandise accounted for 56.7% of net sales, 85.8% of the items offered in the Company's basic merchandise mix, and 41.3% of its inventory investment. During the same quarter last year, core merchandise accounted for 51.9% of net sales, 54.7% of the items offered in the Company's basic merchandise mix, and 37.7% of its inventory investment. The average price of each piece of merchandise sold in second quarter 2001 was $249, up from $247 a year earlier.

Credit sales for the second quarter of fiscal 2001 accounted for 50.4% of net sales compared to 51.5% a year earlier. Although the total transactions during the quarter were down 0.7% compared to last year same quarter, the average transaction size increased 13.6% for credit sales and 8.3% for cash sales. Management believes that its proprietary financing program is a strategic competitive strength and seeks to optimize its risk-reward ratio by financing up to 55.0% of net sales.

  Gross Profit

Gross margins were 49.7% of net sales for second quarter of fiscal 2001, down from 51.4% for the same period a year earlier. Year-to-date, gross margins were 50.6%, down from 51.1% in the first half of the prior year. The decline is attributable to increased promotional activity. The Company has also been impacted by an increase in the volume of higher priced special order transactions. Management plans to incorporate this merchandise into its basic inventory mix in order to mitigate the effect on its margins. The Company plans to continue its aggressive advertising and promotion into the holiday season in an effort to increase the traffic in its stores.

   Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative expenses as a percentage of net sales were 47.6% and 42.1% for the quarters ended August 31, 2000 and 1999, respectively. Significant expense categories are reflected on a normalized basis for the second quarters of the last two fiscal years in the following table:


                                                         Quarter Ended             Six Months Ended
                                                    08/31/00      08/31/99      08/31/00      08/31/99
                                                    --------      --------      --------      --------

Compensation - salaries & hourly wages ........      21.4 %        21.1 %        20.9 %        20.3 %
Compensation - bonuses & commissions ..........       3.9 %         3.9 %         3.8 %         4.2 %
Compensation - benefits & other personnel costs       5.9 %         4.8 %         5.8 %         4.3 %
Rents for space ...............................      11.6 %        10.8 %        11.5 %        10.7 %
Advertising ...................................       2.5 %         1.8 %         3.9 %         3.9 %
Bad debt ......................................       5.6 %         4.8 %         5.2 %         4.2 %
Finance charges ...............................      (9.1)%        (9.5)%        (9.2)%        (9.3)%


Compensation from salaries and hourly wages increased at a faster rate than net sales. The increase was due to a yearly raise of approximately 5%. The increase in compensation from benefits and other personnel costs results from increased expenses from the Company's self-insured health insurance plan. The Company is also experiencing an increase in the negotiated base rents for new and remodeled stores.

Bad debt increased to $1,355,000 from $1,091,000 and rose to 5.6% of net sales for the quarter compared to 4.8% a year earlier. Gross write-offs for bad debts were $1,645,000 versus $1,334,000 in the same quarter last year. Net write-offs, after recovery of amounts previously written off, were $1,400,000 and $1,112,000 for the second quarter of the current and prior fiscal year, respectively. At the end of the second quarter of fiscal 2001 and 2000 the allowance for doubtful accounts was approximately 7.65% of customer receivables (prior to the allowance for doubtful accounts). The average delinquent account (accounts more than 90 days past due) represented 10.5% and 9.4% of the Company's accounts receivable portfolio for the second quarter of fiscal 2001 and 2000, respectively. The Company's policies and procedures regarding credit authorization, collection, and write-offs have not changed significantly during each of the two periods. However, during the first quarter ended May 31, 1999, the Company changed its portfolio mix to include young adults in a test program. The approval rate on applications was 58.3% for the second quarter last year and 47.8% for the second quarter of the current year. Management made the decision in the third quarter of fiscal 2000 to end the test program. Although bad debt has increased quarter to quarter, management believes that over the next year the portfolio will return to historical levels of mix and approval rate.

The Company opened First Retail Bank N.A., a nationally chartered credit card bank, during the second quarter. The Bank, whose offices are located in Flowery Branch, GA, is able to export the interest rate and terms from the state of Georgia to all states in which the Company has customers. During the second quarter, the Company expensed $186,000 on the start up of First Retail Bank, N.A. As a result of opening the Bank, the Company expects to see an annualized average increase of 200 basis points in finance charge yield, late charge income, and other revenues.

In the first quarter of fiscal 1999 the Company began selling extended service agreements on behalf of an unrelated third party versus selling them in-house. The Company will continue to recognize deferred revenue from extended service agreements previously sold by the Company through January 31, 2001. The Company will now recognize commission revenue for the unrelated third-party extended service agreements at the time of sale. Previously deferred extended service agreements revenue recognized for the quarters ended August 31, 2000 and 1999 of $93,000 and $228,000, respectively, as well as commission revenues of $532,000 and $482,000, respectively, have been reflected as a reduction of selling, general, and administrative expenses. Extended service agreements equaled 2.6% and 3.1% of net sales during the quarters ended August 31, 2000 and 1999, respectively.

   Interest Expense

Interest expense was 5.5% of net sales for the quarter ended August 31, 2000 as compared to 4.4% in 1999. Three-quarters of the additional interest resulted from a higher market rate of interest. The company's effective pre-tax interest rate for the second quarter increased to 8.4% compared to 6.8% for the same period in the previous year. The remaining additional interest related to an 8.1% increase in average borrowings.

   Income Taxes

The benefit for income taxes was $608,000 during the second quarter ended August 31, 2000, compared to an expense of $70,000 for the same period a year earlier. The Company's anticipated tax rate was 33.0% in the second quarter of both years.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash for purchasing inventory, opening new stores, making leasehold improvements, and acquiring equipment. Working capital needs normally peak in the fall as the Company increases inventories to meet anticipated demand during the all-important Christmas selling season. The Company's long-term growth strategy will require increasing working capital to fund capital expenditures, receivables, and inventories for new stores. Working capital requirements will be financed by funds generated from operations and bank lines described below. Cash used in operations for the six months ending August 31, 2000 was $5,325,000 compared to $13,847,000 for the six months ending August 31, 1999.

  Working Capital

Working capital increased 1.5% at August 31, 2000 to $82,893,000 from $81,701,000 at August 31, 1999. The resulting ratio of current assets to current liabilities as of August 31, 2000 was 4.4 to 1, compared to 7.5 to 1 at August 31, 1999. Capital expenditures totaled $4,474,000 and $2,329,000 for the quarters ended August 31, 2000 and 1999, respectively. The Company opened three stores during the quarter ended May 31, 2000 and four stores in the quarter ended August 31, 2000. The Company plans to open five additional stores by the end of the fiscal year. The Company has a budget of approximately $6,600,000 for capital expenditures in the fiscal year ending February 28, 2001 for new store openings, major and minor remodels, and other equipment. The Company, with capital expenditures of $837,000, opened an e-commerce site, Reeds.com, on December 22, 1999. The Company intends to incur additional capital expenditures this year related to the Internet site of approximately $400,000. These capital expenditures will be financed by funds generated from operations and bank lines described below. The Internet site offers consumers the opportunity to buy diamond jewelry, gold jewelry and giftware online. Customers can also apply for credit online.

  Debt

Borrowings under the Company's revolving credit facility averaged $63.1 million during the second quarter of fiscal 2001 and $58.2 million during the same quarter a year ago. The maximum borrowings outstanding under the facility at any time during each of the quarters were $65.0 million and $60.6 million, respectively.

In April 1999, the Company, its existing banks, and two additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002 on terms similar to those of the previous agreement. Under the new agreement, the Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (6.63% at August 31, 2000) plus 125 basis points to 185 basis points or prime (9.50% at August 31, 2000) plus 25 basis points, depending upon the Company's debt-to-worth ratio.

The Company had $64,570,000 outstanding on this revolver at August 31, 2000, which is classified as a long-term liability based on its expiration date. The revolving credit agreement is collateralized by substantially all of the Company's assets. The various loan agreements contain financial covenants including those that limit dividend payments and additional borrowings and prohibit new store openings if an event of default exists.

The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (9.50% at August 31, 2000) quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note, which is collateralized by substantially all of the Company's assets.

  Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Various forward-looking statements have been made throughout this discussion, including comments about:

         (i)      planned store openings;

         (ii)     goals for the mix of credit and cash sales;

         (iii)    expected increases in gross margins; and

         (iv)     expected increases in finance charge yields.

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


                                                    REEDS JEWELERS, INC.


        October 9, 2000                             /s/ James R. Rouse
        ---------------                             ----------------------------
                                                        James R. Rouse
                                                        Treasurer and
                                                    Chief Financial Officer