Form 10-Q
period 2000-11-30
REEDS JEWELERS INC
filed 2001-01-12
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                  ------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED NOVEMBER 30, 2000
                         COMMISSION FILE NUMBER 0-15247

                              REEDS JEWELERS, INC.
             (Exact name of registrant as specified in its charter)


                 NORTH CAROLINA                                    56-1441702
(State or other jurisdiction of incorporation or      (I.R.S. Employer Identification No.)
                 organization)

       2525 SOUTH SEVENTEENTH STREET
         WILMINGTON, NORTH CAROLINA                                   28401
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of January 11, 2001 was 8,476,372.

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

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            FEBRUARY 29       NOVEMBER 30       NOVEMBER 30
                                                               2000              2000              1999
                                                           ------------      ------------      ------------
                          ASSETS                                              (UNAUDITED)       (UNAUDITED)
Current assets:
 Cash and cash equivalents ..........................      $    895,000      $    919,000      $  1,088,000
 Accounts receivable:
     Customers, less allowance for doubtful accounts
      of $4,060,000, $3,937,000 and $3,735,000 ......        48,897,000        47,525,000        45,088,000
     Other ..........................................           758,000         3,549,000         1,080,000
 Merchandise inventories ............................        46,253,000        59,977,000        52,497,000
 Deferred income taxes, net of valuation allowance of
    $151,000, 142,000 and $142,000 ..................         2,249,000         2,023,000         1,976,000
 Other ..............................................           486,000         1,414,000           580,000
                                                           ------------      ------------      ------------
        Total current assets ........................        99,538,000       115,407,000       102,309,000

Property, furniture and equipment:
 Land and building ..................................            83,000            83,000            83,000
 Furniture and equipment ............................        22,691,000        26,679,000        22,382,000
 Leasehold improvements .............................        11,575,000        11,912,000        11,292,000
                                                           ------------      ------------      ------------
                                                             34,349,000        38,674,000        33,757,000
 Less accumulated depreciation and amortization .....        19,305,000        19,615,000        19,530,000
                                                           ------------      ------------      ------------
        Net property, furniture and equipment .......        15,044,000        19,059,000        14,227,000

Other assets:
 Goodwill, net of accumulated amortization of
   $2,547,000, $2,882,000 and $2,436,000 ............         5,849,000         5,514,000         5,960,000
 Deferred income taxes, net of valuation allowance of
   $12,000, $11,000 and $11,000 .....................           173,000           165,000           142,000
 Restricted investments (Note C) ....................                --         2,628,000                --
 Miscellaneous ......................................           733,000           869,000         1,037,000
                                                           ------------      ------------      ------------
                                                              6,755,000         9,176,000         7,139,000
                                                           ------------      ------------      ------------
TOTAL ASSETS ........................................      $121,337,000      $143,642,000      $123,675,000
                                                           ============      ============      ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ...................................      $ 12,855,000      $ 30,442,000      $ 15,480,000
 Accrued compensation ...............................         3,569,000         1,901,000         2,483,000
 Accrued expenses ...................................         2,712,000         3,417,000         3,513,000
 Deferred revenue (Note D) ..........................           314,000            11,000           462,000
 Income taxes .......................................         2,233,000                --            72,000
                                                           ------------      ------------      ------------
       Total current liabilities ....................        21,683,000        35,771,000        22,010,000

Revolving credit note ...............................        52,359,000        62,689,000        58,862,000
Subordinated notes payable to shareholders ..........           845,000           845,000           845,000
Deferred income taxes ...............................         1,267,000         1,823,000         1,118,000
Deferred revenue (Note D) ...........................                --                --            11,000
Other long-term liabilities .........................           213,000           213,000           140,000
                                                           ------------      ------------      ------------
       Total liabilities ............................        76,367,000       101,341,000        82,986,000

Shareholders' equity:
 Common stock, par value $0.10 per share;
   25,000,000 shares authorized; 8,476,372 shares
   issued and outstanding in 2000 and 1999 ..........           847,000           847,000           847,000
Additional paid-in capital ..........................        10,560,000        10,560,000        10,560,000
Retained earnings ...................................        33,563,000        30,894,000        29,282,000
                                                           ------------      ------------      ------------
       Total shareholders' equity ...................        44,970,000        42,301,000        40,689,000
                                                           ------------      ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........      $121,337,000      $143,642,000      $123,675,000
                                                           ============      ============      ============

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            NOVEMBER 30                          NOVEMBER 30
                                                      2000               1999              2000               1999
                                                  ------------       ------------      ------------       ------------
Net sales ..................................      $ 27,296,000       $ 26,027,000      $ 75,744,000       $ 72,177,000
Cost of sales ..............................        14,168,000         13,045,000        38,119,000         35,610,000
                                                  ------------       ------------      ------------       ------------
          Gross profit .....................        13,128,000         12,982,000        37,625,000         36,567,000
Selling, general and administrative expenses        11,904,000         10,877,000        34,777,000         30,202,000
Depreciation and amortization ..............         1,010,000            954,000         2,985,000          2,704,000
                                                  ------------       ------------      ------------       ------------
          Operating earnings (loss) ........           214,000          1,151,000          (137,000)         3,661,000
Interest expense ...........................         1,359,000          1,079,000         3,847,000          2,884,000
                                                  ------------       ------------      ------------       ------------
(Loss) income before income taxes ..........        (1,145,000)            72,000        (3,984,000)           777,000
Income tax (benefit) expense ...............          (378,000)            24,000        (1,315,000)           256,000
                                                  ------------       ------------      ------------       ------------
Net (loss) income ..........................      $   (767,000)      $     48,000      $ (2,669,000)      $    521,000
                                                  ============       ============      ============       ============



Basic and diluted net (loss) income per
 common share ..............................      $      (0.09)      $       0.01      $      (0.31)      $       0.06
                                                  ============       ============      ============       ============

Weighted average shares outstanding -
  diluted ..................................         8,476,372          8,476,372         8,476,372          8,476,372
                                                  ============       ============      ============       ============

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                    NOVEMBER 30,        NOVEMBER 30,
                                                                       2000                 1999
                                                                   ------------         ------------

OPERATING ACTIVITIES
Net (loss) income .........................................        $ (2,669,000)        $    521,000
Adjustments to reconcile net (loss) income to net cash used
  in operating activities:
         Depreciation .....................................           2,591,000            2,322,000
         Amortization .....................................             394,000              382,000
         Loss on sale of property, furniture and equipment              278,000               24,000
Changes in operating assets and liabilities:
         Accounts receivable ..............................          (1,419,000)             340,000
         Merchandise inventories ..........................         (13,724,000)         (11,699,000)
         Other current assets and other assets ............          (1,123,000)            (580,000)
         Accounts payable .................................          17,587,000             (158,000)
         Accrued compensation and expenses ................            (963,000)            (294,000)
         Deferred revenue .................................            (303,000)            (749,000)
         Income taxes .....................................          (1,443,000)          (1,808,000)
         Other long-term liabilities ......................                  --                5,000
                                                                   ------------         ------------
Net cash used in operating activities .....................            (794,000)         (11,694,000)

INVESTING ACTIVITIES
Purchases of property, furniture and equipment ............          (6,884,000)          (3,812,000)
Purchase of restricted investments ........................          (2,628,000)                  --
                                                                   ------------         ------------
Net cash used in investing activities .....................          (9,512,000)          (3,812,000)

FINANCING ACTIVITIES
Net proceeds from revolving credit note ...................          10,330,000           15,514,000
                                                                   ------------         ------------
Net cash provided by financing activities .................          10,330,000           15,514,000
                                                                   ------------         ------------

Net increase in cash and cash equivalents .................              24,000                8,000
Cash and cash equivalents at beginning of period ..........             895,000            1,080,000
                                                                   ------------         ------------
Cash and cash equivalents at end of period ................        $    919,000         $  1,088,000
                                                                   ============         ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest ..............................................        $  3,718,000         $  2,757,000
                                                                   ============         ============
    Income taxes ..........................................        $  2,328,000         $  2,063,000
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

C.       RESTRICTED INVESTMENTS

-------------------------------------------------------------------
                                         11/30/00         11/30/99
-------------------------------------------------------------------
Cash ...........................        $   45,000        $     --
Held-to-maturity investments ...         2,523,000              --
Equity investment ..............            60,000              --
                                        ----------        --------
    Total Restricted Investments        $2,628,000        $     --
                                        ==========        ========

-------------------------------------------------------------------

Restricted Investments in the accompanying balance sheet represent cash, bonds and stock being held by the Company's subsidiary, First Retail Bank N.A., to comply with the Federal Banking Regulations.

The Held-to-maturity investments consist of Federal Home Loan Bank bonds that mature in June 2001 and Atlanta Georgia Urban Housing bonds that mature in April 2019. These bonds are stated at amortized cost, as it is the intent of the Company to hold these securities until maturity.

The Company's equity investment, carried at cost, consists of 1,200 shares of Federal Reserve Bank stock with a $50 par value at November 30, 2000.

D.       DEFERRED REVENUE

For the fiscal years ended prior to February 28, 1999, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," revenue from these contracts was deferred and recognized in income on a straight-line basis over the contract period. This deferred revenue has been separated into its current and long-term portions on the balance sheet. Commission costs that were directly related to the acquisition of these contracts were deferred and charged to expense in proportion to the revenue recognized. All other costs, such as costs of services performed under the contracts, general and administrative expenses, and advertising expenses, were charged to expense as incurred. Previously deferred extended service contract revenue recognized for the quarters ended November 30, 2000 and 1999 of $64,000 and $198,000, respectively, has been reflected as a reduction of selling, general, and administrative expenses.

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

E.       DEBT

In April 1999, the Company, its existing banks, and two additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002 on terms similar to those of the previous agreement. Under this agreement, the Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (6.83% at November 30, 2000) plus 125 basis points to 185 basis points or prime (9.50% at November 30, 2000) plus 25 basis points, depending upon the Company's debt-to-worth ratio. As of December 1, 2000, the Company's rate was 30-day LIBOR plus 165 basis points. The Company had $62,689,000 outstanding on this revolver at November 30, 2000, which is classified as a long-term liability based on its expiration date. The revolving credit agreement is collateralized by substantially all of the Company's assets. The various loan agreements contain financial covenants including those that limit dividend payments and additional borrowings and prohibit new store openings if an event of default exists. The Company is in compliance with these covenants, as amended or waived.

F.       OPERATING SEGMENT INFORMATION

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The Company now reports two segments, retail operations and credit operations. Separate financial information is produced internally and is regularly reviewed by the chief operating decision-maker ("CODM"). The retail operations segment consists of all store locations and corporate headquarters. The stores have all been combined into one segment because they have similar basic characteristics, such as the nature of products, and the class of customers for their products. Corporate headquarters is included in this same segment due to the fact that its revenues earned are incidental to the Company's activities and it serves as a support system to the stores. The credit operations segment is primarily engaged in providing and maintaining financing for the Company's customers. This operation is segregated since the CODM evaluates it separately. It also meets one of the three quantitative thresholds, the asset test, since it represents 10.0% or more of the combined assets of all operating segments.

The following table summarizes the net sales, revenues, operating earnings, interest expense, assets, depreciation, and capital expenditures for each reportable segment for the quarters and nine-months ended November 30, 2000 and 1999. In the financial statements, other revenues are reflected as a reduction of selling, general, and administrative expenses and inter-segment revenue eliminates in consolidation.

----------------------------------------------------------------------------------------------------------
                                                     RETAIL              CREDIT
                                                   OPERATIONS          OPERATIONS            TOTAL
----------------------------------------------------------------------------------------------------------
FOR THE QUARTER ENDED NOVEMBER 30, 2000
    NET SALES .............................      $  27,296,000       $          --      $  27,296,000
    OTHER REVENUES ........................            630,000           3,405,000          4,035,000
    INTER-SEGMENT REVENUE .................                 --             261,000            261,000
    OPERATING (LOSS) EARNINGS .............         (1,279,000)          1,493,000            214,000
    INTEREST EXPENSE ......................            551,000             808,000          1,359,000
    IDENTIFIABLE ASSETS ...................         93,163,000          50,479,000        143,642,000
    DEPRECIATION AND AMORTIZATION .........            960,000              50,000          1,010,000
    CAPITAL EXPENDITURES ..................          2,335,000               3,000          2,338,000
----------------------------------------------------------------------------------------------------------
For the quarter ended November 30, 1999
----------------------------------------------------------------------------------------------------------
    Net Sales .............................      $  26,027,000       $          --      $  26,027,000
    Other revenues ........................            778,000           2,834,000          3,612,000
    Inter-segment revenue .................                 --             256,000            256,000
    Operating earnings ....................            125,000           1,026,000          1,151,000
    Interest expense ......................            381,000             698,000          1,079,000
    Identifiable assets ...................         78,093,000          45,582,000        123,675,000
    Depreciation and amortization .........            898,000              56,000            954,000
    Capital expenditures ..................          1,471,000              12,000          1,483,000
----------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000
----------------------------------------------------------------------------------------------------------
    NET SALES .............................      $  75,744,000       $          --      $  75,744,000
    OTHER REVENUES ........................          1,905,000           9,556,000         11,461,000
    INTER-SEGMENT REVENUE .................                 --             714,000            714,000
    OPERATING (LOSS) EARNINGS .............         (4,258,000)          4,121,000           (137,000)
    INTEREST EXPENSE ......................          1,415,000           2,432,000          3,847,000
    IDENTIFIABLE ASSETS ...................         93,163,000          50,479,000        143,642,000
    DEPRECIATION AND AMORTIZATION .........          2,874,000             111,000          2,985,000
    CAPITAL EXPENDITURES ..................          6,816,000              68,000          6,884,000
----------------------------------------------------------------------------------------------------------
For the nine months ended November 30, 1999
----------------------------------------------------------------------------------------------------------
    Net Sales .............................      $  72,177,000       $          --      $  72,177,000
    Other revenues ........................          2,283,000           8,628,000         10,911,000
    Inter-segment revenue .................                 --             706,000            706,000
    Operating (loss) earnings .............           (480,000)          4,141,000          3,661,000
    Interest expense ......................            826,000           2,058,000          2,884,000
    Identifiable assets ...................         78,093,000          45,582,000        123,675,000
    Depreciation and amortization .........          2,549,000             155,000          2,704,000
    Capital expenditures ..................          3,638,000             174,000          3,812,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net Sales

Net sales for the third quarter ended November 30, 2000 were up 4.9% to $27,296,000 from $26,027,000 at the end of the third quarter last year. Same store sales, or stores open in comparable periods, rose 1.1% in the third quarter this year. For the nine months ended November 30, 2000, net sales increased 4.9% to $75,744,000 from $72,177,000 for the same period a year earlier. Comparable store sales rose 1.1% during the nine-month period. During the third quarter of fiscal 2001, the Company opened five stores in the Oxford AL, Fort Myers FL, Baltimore MD, Austin TX and Laredo TX markets. At November 30, 2000, the Company operated 120 stores in 19 states compared to 112 stores in 17 states at November 30, 1999.

The sales of a retail jeweler depend upon having the right mixture of merchandise available in its stores. Management has identified those inventory items that have the most favorable turnover and are the most profitable as core inventory items. The Company averaged 96.0% in-stock on its core items during third quarter fiscal 2001, compared to 97.2% last year; it averaged 94.1% in-stock on its entire basic merchandise mix compared to 87.3% during the same quarter a year ago. During the quarter ended November 30, 2000, core merchandise accounted for 54.8% of net sales, 82.4% of the items offered in the Company's basic merchandise mix, and 39.7% of its inventory investment. In the same quarter last year, core merchandise accounted for 49.5% of net sales, 61.1% of the items offered in the Company's basic merchandise mix, and 38.3% of its inventory investment. In the third quarter of fiscal 2001 and 2000, the average price of each piece of merchandise sold was $249 and $240, respectively.

Credit sales for the third quarter of fiscal 2001 accounted for 49.3% of net sales compared to 50.7% a year earlier. Although the total transactions during the quarter were down 1.0% compared to last year same quarter, the average transaction size increased 10.2% for credit sales and 7.4% for cash sales. Management believes that its proprietary financing program is a strategic competitive strength and seeks to optimize its risk-reward ratio by financing up to 55.0% of net sales.

  Gross Profit

Gross margins were 48.1% of net sales for the third quarter of fiscal 2001, down from 49.9% for the same period a year earlier. Year-to-date, gross margins were 49.7%, down from 50.7% in the first nine months of the prior year. The decline is attributable to increased promotional activity. The Company has also been impacted by a decrease in the margins on special order transactions. Management plans to incorporate this merchandise into its basic inventory mix in order to mitigate the effect on margins. Management continued its aggressive advertising and promotion throughout the holiday season.

   Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative expenses as a percentage of net sales were 43.6% and 41.8% for the quarters ended November 30, 2000 and 1999, respectively. Significant expense categories are reflected on a normalized basis for the third quarters of the last two fiscal years in the following table:

----------------------------------------------------------------------------------------------------------------
                                                           Quarter Ended                 Nine Months Ended
                                                      11/30/00        11/30/99        11/30/00        11/30/99
----------------------------------------------------------------------------------------------------------------
Compensation - salaries & hourly wages ........        20.1 %          18.9 %          20.6 %          19.8 %
Compensation - bonuses & commissions ..........         3.6 %           4.0 %           3.7 %           4.2 %
Compensation - benefits & other personnel costs         4.3 %           4.1 %           5.3 %           4.2 %
Rents for space ...............................        10.6 %          10.2 %          11.2 %          10.5 %
Advertising ...................................         4.7 %           3.4 %           4.2 %           3.7 %
Bad debt ......................................         5.6 %           5.2 %           5.3 %           4.6 %
Finance charges ...............................        (8.4)%          (8.1)%          (8.9)%          (8.9)%
Late charge income ............................        (2.8)%          (1.3)%          (2.2)%          (1.4)%
----------------------------------------------------------------------------------------------------------------

The increase in selling, general, and administrative expenses is the result of higher compensation, occupancy, advertising, and bad debt expenses. Compensation from salaries and hourly wages increased at a faster rate than net sales. The increase was primarily a result of hiring additional staff for the twelve new stores and the internet site that opened since the third quarter of last year. An annual raise of approximately 5% also contributed to the increase. The increase in compensation from benefits and other personnel costs results from increased expenses from the Company's self-insured health insurance plan. The Company is also experiencing an increase in the negotiated base rents for new and remodeled stores. These increases are partially offset by the increased contribution from the Company's credit operations. The finance charges and late charge income increased as a direct result of the Company's nationally chartered credit card bank that opened during the second quarter.

Bad debt increased to $1,522,000 from $1,350,000 and rose to 5.6% of net sales for the quarter compared to 5.2% a year earlier. Gross write-offs for bad debts were $1,879,000 versus $1,681,000 in the same quarter last year. Net write-offs, after recovery of amounts previously written off, were $1,658,000 and $1,446,000 for the third quarter of the current and prior fiscal year, respectively. At the end of the third quarter of fiscal 2001 and 2000 the allowance for doubtful accounts was 7.65% of gross customer receivables. The average delinquent account (accounts more than 90 days past due) represented 11.1% and 10.6% of the Company's accounts receivable portfolio for the third quarter of fiscal 2001 and 2000, respectively. The Company's policies and procedures regarding credit authorization, collection, and write-offs have not changed significantly during each of the two periods. The approval rate on applications was 44.0% for the third quarter of the current year and 51.2% for the third quarter last year. During the first quarter ended May 31, 1999, the Company changed its portfolio mix to include young adults in a test program. Management made the decision in the third quarter of last year to end the test program. Although bad debt has increased quarter to quarter, management believes that over the next year the portfolio will return to historical levels of mix and approval rate.

In the first quarter of fiscal 1999 the Company began selling extended service agreements on behalf of an unrelated third party versus selling them in-house. The Company will continue to recognize deferred revenue from extended service agreements previously sold by the Company through January 31, 2001. The Company now recognizes commission revenue for the unrelated third-party extended service agreements at the time of sale. Previously deferred extended service agreements revenue recognized for the quarters ended November 30, 2000 and 1999 of $64,000 and $198,000, respectively, as well as commission revenues of $566,000 and $580,000, respectively, have been reflected as a reduction of selling, general, and administrative expenses. Extended service agreements equaled 2.3% and 3.0% of net sales during the quarters ended November 30, 2000 and 1999, respectively.

   Interest Expense

Interest expense increased $280,000 over the prior year to $1,359,000 for the quarter. Two-thirds of the additional interest is attributed to the higher interest rate and one-third is a result of increased average borrowings during the quarter. The effective pre-tax interest rate was 8.4%, up from 7.1% a year ago. Average total borrowings were 6.3% higher than during the third quarter of last year. Year to date, the expense was $963,000 higher than the same period a year ago, and increased to 5.0% of net sales compared to 4.0% a year earlier.

   Income Taxes

The benefit for income taxes was $378,000 during the third quarter ended November 30, 2000, compared to an expense of $24,000 for the same period a year earlier. The Company's anticipated tax rate was 33.0% in the third quarter of both years.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash for purchasing inventory, opening new stores, making leasehold improvements, enhancing technology, and acquiring equipment. Working capital needs normally peak in the fall as the Company increases inventories to meet anticipated demand during the all-important Christmas selling season. The Company's long-term growth strategy will require increasing working capital to fund capital expenditures, receivables, and inventories for new stores. Working capital requirements will be financed by funds generated from operations and bank lines described below. Cash used in operations for the nine months ending November 30, 2000 was $794,000 compared to $11,694,000 for the nine months ending November 30, 1999.

  Working Capital

Working capital decreased 0.8% at November 30, 2000 to $79,636,000 from $80,299,000 at November 30, 1999. The resulting ratio of current assets to current liabilities as of November 30, 2000 was 3.2 to 1, compared to 4.6 to 1 at November 30, 1999. Capital expenditures totaled $6,884,000 and $3,812,000 for the nine months ended November 30, 2000 and 1999, respectively. The Company opened three stores during the quarter ended May 31, 2000, four stores in the quarter ended August 31, 2000, and five stores in the quarter ended November 30, 2000. Management does not intend to open any additional stores this fiscal year.

  Debt

In April 1999, the Company, its existing banks, and two additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002 on terms similar to those of the previous agreement. Under this agreement, the Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (6.83% at November 30, 2000) plus 125 basis points to 185 basis points or prime (9.50% at November 30, 2000) plus 25 basis points, depending upon the Company's debt-to-worth ratio. As of December 1, 2000, the Company's rate was 30-day LIBOR plus 165 basis points.

Borrowings under the Company's revolving credit facility averaged $64.2 million during the third quarter of fiscal 2001 and $60.3 million during the same quarter a year ago. The maximum borrowings outstanding under the facility at any time during each of the quarters were $65.0 million and $61.2 million, respectively. The Company had $62,689,000 outstanding on this revolver at November 30, 2000, which is classified as a long-term liability based on its expiration date. The revolving credit agreement is collateralized by substantially all of the Company's assets. The various loan agreements contain financial covenants including those that limit dividend payments and additional borrowings and prohibit new store openings if an event of default exists. The Company is currently in compliance with these covenants, as amended or waived.

The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (9.50% at November 30, 2000) quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note, which is collateralized by substantially all of the Company's assets.

  Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Various forward-looking statements have been made throughout this discussion, including comments about:

         (i)      planned store openings;
         (ii)     goals for the mix of credit and cash sales;
         (iii)    expected increases in gross margins; and
         (iv)     expected increase in approval rates on credit applications.

Accordingly, Reeds Jewelers, Inc. hereby identifies the following important factors that could cause its actual financial results to differ materially from those projected by the Company in forward-looking statements:

         (i) availability of favorable locations on terms acceptable to the Company;
         (ii) unexpected changes in the marketing and pricing strategies of competitors;
         (iii) adverse changes in the political environments of countries providing raw materials for the jewelry industry;
         (iv) adverse changes in consumer spending or consumer credit-worthiness;
         (v)      significant changes in interest rates; or
         (vi)     the loss of key executives.

  Impact of Inflation

In management's opinion, changes in net sales and net earnings that have resulted from inflation and changing prices have not been material during the periods presented. There is no assurance, however, that inflation will not materially affect Reeds Jewelers, Inc. in the future.

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

                   None.

         (b)      Reports on Form 8-K.

                   Not applicable.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         REEDS JEWELERS, INC.


        January 12, 2001                                 /s/   James R. Rouse
--------------------------------                         --------------------
                                                         James R. Rouse
                                                         Treasurer and
                                                         Chief Financial Officer