Form 10-K405
period 2001-02-28
REEDS JEWELERS INC
filed 2001-05-25
CIK 805900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  -------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001

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

                           COMMON STOCK $.10 PAR VALUE
                                 Title of Class

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 4, 2001 (computed by reference to the last reported sales price of the registrant's common stock on the American Stock Exchange on such date) was $1,316,045.

         The number of shares outstanding as of May 4, 2001 of the registrant's common stock, par value $.10 per share, was 8,476,372.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated by reference into the indicated Part of the Annual Report of Form 10-K to the extent indicated in such Part:

         Part III of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.   BUSINESS

         Reeds Jewelers, Inc. (the "Company" or the "Registrant") operates 118 specialty retail jewelry stores primarily in enclosed regional malls located principally in the Sunbelt section of the United States. During the last five years, the Company has increased its net number of stores an average of 3.7% each year and has increased transactions and net sales at compound annual rates of 1.8% and 6.1%, respectively. Of the 20 net new stores opened during the last five years, four resulted from acquisitions that provided the Company with its first stores in Iowa.

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

PRINCIPAL PRODUCTS, MARKETS, AND METHODS OF DISTRIBUTION

         The Company operates stores under the names of Reeds Jewelers, Mills Jewelers, and Reeds Jewelers Outlet. The Company currently operates three stores with the Mills Jewelers name and three stores with the Reeds Jewelers Outlet name. The Mills name is used in malls where the Company already has a store displaying the Reeds brand. As of February 28, 2001, the Company operated 115 stores, located as follows:

        6 in Alabama                         1 in Delaware                     11 in Florida
        8 in Georgia                         4 in Iowa                          3 in Kansas
        2 in Kentucky                        8 in Maryland                      2 in Michigan
        7 in Mississippi                    21 in North Carolina                1 in Ohio
        1 in Oklahoma                        1 in Pennsylvania                 11 in South Carolina
        6 in Tennessee                       4 in Texas                        15 in Virginia
        3 in West Virginia

         The Company plans to open a total of nine stores in the current fiscal year. As of May 29, 2001, three new stores have opened, one in Missouri and two in Maryland. The Company has signed leases for six additional locations for the current year and one additional location for the fiscal year ending 2003. Management chooses locations for its stores based upon various demographic factors, the aggregate amount of jewelry business being done in the mall being considered, and the amount of rent that will be charged for the location.

         The Company's stores range in size from approximately 500 to 2,100 square feet of selling space, and average approximately 1,100 square feet of selling space. The stores are designed to invite customers into a well-lighted and attractive setting where typically more than 2,200 items will be offered for sale. Promotional displays are changed periodically to provide variety and to reflect special and seasonal events.

         The Company opened an Internet site, Reeds.com, on December 22, 1999. The e-commerce site offers consumers the opportunity to buy diamond jewelry, gold jewelry and giftware online. Customers can also apply for credit online.

         Each of the Company's stores is operated under a store manager who is responsible for store-level operations. Each store is assigned an assistant manager who is being trained for future assignment as a store manager. There are 4-16 additional sales associates, depending upon the sales volume of the store. In addition to a competitive salary or hourly wage, each store associate has the opportunity to earn incentive compensation based on achieving certain performance objectives, and is eligible for various benefits.

         The Company has strong inventory control systems, extensive security systems, and loss prevention procedures to maintain low inventory losses. The Company screens employment applicants and provides training in loss prevention to its store associates. Despite these precautions, the Company occasionally experiences losses from theft and maintains insurance to cover such losses. The Company's losses from inventory shrinkage have been 0.6%, 0.5%, and .05% of net sales during each of the last three years.

         Reeds Jewelers is committed to attracting and developing the most talented retail jewelry team in the country. This is achieved by the Company's multifaceted training opportunities incorporated under the Reeds University umbrella. The Company's university is designed to provide training and development to the new and seasoned employee. New employees receive intensive structured in-store training which consists of asset protection, product knowledge, customer service, and sales techniques. When a new employee has successfully completed the in-store training, Reeds University offers off site 2-3 day sessions ranging from Managing the Sales Floor to Coaching Your Team. The university utilizes Certified Trainers in each district to offer a variety of courses to new and experienced managers. Reeds University's enhanced curriculum encompasses a 3 day National Conference for Store Managers that focuses on management, communication, motivation, and selling skills. The Company also offers and encourages tuition reimbursement for job and industry related certifications.

         The Company's marketing efforts include the use of newspaper inserts, direct mail, and radio offering selected items at a variety of price points. The Company advertises throughout the year, but intensifies its efforts for the major gift-giving holidays of Christmas, Mother's Day, and Valentine's Day. The Company spent 4.3%, 4.5%, and 4.5% of its net sales for advertising and marketing during the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

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

         Approximately 75% of the merchandise sold in each store is available in all the Company's stores, and the remainder is chosen to meet the demand for particular merchandise at the individual locations. The Company offers a wide selection of merchandise, including diamond rings and jewelry, gold jewelry and chains, gemstone rings, watches, and other fine jewelry. Most of the diamonds sold by the Company are one carat or less in size, with a limited selection of larger diamonds. Gold jewelry items sold in the Company's stores are primarily 14 karat, and its gemstone rings contain either precious stones (such as rubies, sapphires, and emeralds) or semi-precious gems (such as opals, blue topaz, amethyst, and garnets). Watches offered by the Company represent many popular brand names in a broad range of price points. Sales by major classes of similar products offered by the Company during each of the last three fiscal years were as follows:

CLASS                             2001           2000           1999
-----                             ----           ----           ----
Diamonds & precious gems          57.0%          58.0%          57.0%
Watches ................          14.5%          15.7%          15.3%
Gold jewelry ...........           9.2%          10.2%          11.2%
Semi-precious gems .....           6.8%           6.3%           6.1%

         Approximately 90% of the products sold by the Company are purchased through a centralized merchandising department at the Company's headquarters. The centralization of buying allows the Company to establish long-term relationships with vendors that provide a continuing source of product supply, consistent quality control, and competitive pricing. The average price of a piece of merchandise sold from the Company's basic merchandise mix in fiscal 2001 was $248 compared to $242 in fiscal 2000 and $233 in fiscal 1999.

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

         The Company does not engage in hedging activities with respect to merchandise held in inventory since it has been able to adjust retail prices to reflect price fluctuations in the commodities that are used in the merchandise it sells. The Company is not subject to substantial currency fluctuations because its purchases are dollar denominated.

         In the fiscal year ended February 28, 2001, the Company's three largest suppliers accounted for 11.3%, 7.0%, and 6.7%, respectively, of the Company's total merchandise purchases, with no other supplier accounting for more than 4.9%. Alternate sources exist for all merchandise provided by the Company's suppliers, with the exception of any particular name brand.

         Diamond products represent more than half of the sales made by the Company and DeBeers Consolidated Mines Ltd. ("DeBeers") substantially controls the supply and price of this major product. The availability of diamonds to DeBeers and the Company's suppliers is to some extent dependent on the political situation in diamond producing countries, such as the Democratic Republic of Congo, South Africa, Botswana, Australia, and certain countries of the former Soviet Union. Any sustained interruption in the supply of diamonds from the producing countries could adversely affect the Company and the retail jewelry industry as a whole. DeBeers maintains a large inventory of diamonds outside the producing countries in order to mitigate the impact of volatility in supply from the producing countries. Although changes in DeBeer's pricing cannot be predicted and could have an adverse impact on the Company's business, the Company believes DeBeers has had a stabilizing influence on the world diamond markets.

SEASONALITY

         The Company's business is seasonal in nature. The fourth quarter, which includes the major part of the Christmas selling season, produces higher sales and earnings than any of the first three quarters. Net sales and net earnings for each quarter as a percentage of annual net sales and net earnings for the three most recent fiscal years were:

NET SALES              2001          2000         1999
---------              ----          ----         ----
First Quarter          20.0%         19.4%        18.7%
Second Quarter         20.2%         18.8%        19.3%
Third Quarter          22.6%         21.5%        22.3%
Fourth Quarter         37.2%         40.3%        39.7%

NET EARNINGS
------------
First Quarter           0.0%          6.9%         1.1%
Second Quarter          0.0%          3.0%         1.0%
Third Quarter           0.0%          1.0%         2.2%
Fourth Quarter        100.0%         89.1%        95.7%

PROPRIETARY CREDIT AND OTHER WORKING CAPITAL ITEMS

         The Company considers its credit operations to be a separate segment of its business because it is evaluated separately from the retail operations of the Company, and also because the credit portfolio and other credit assets represent more than 10% of the combined assets of all operating segments. Additional details required under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," are provided in Note 10 of the Notes to Consolidated Financial Statements contained herein.

         The Company's proprietary credit card programs help facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or available credit limits on their bank cards. Proprietary credit sales represented 43.8% of net sales in 2001, 45.4% of net sales during 2000 and 46.4% of net sales in 1999.

During the second quarter of fiscal 2001, the Company opened a CEBA bank, First Retail Bank, N.A. ("Bank"), as a wholly owned subsidiary in Georgia. The Bank's activities are limited to those of a credit card bank as specified in Section 2(c)(2)(F) of the Bank Holding Company Act of 1956 as amended by the Competitive Equality Banking Act of 1987 (CEBA). The Bank extends credit to customers and then assigns the receivables to Reeds Financial Services, Inc, ("RFSI"), another wholly owned subsidiary of the Company. RFSI performs centralized credit functions including processing, collection, and other related activities.

         The Company extends credit to its customers under a level-pay plan. Prior to the opening of the CEBA Bank, the finance charges assessed on customers' account balances were subject to rate ceilings imposed by the various state laws. Since the opening of the CEBA Bank in July 2000, the Company is able to export the rate and fee regulations of the state of Georgia to all locations in which the Company has customers. Credit is granted for varying lengths of time, generally requiring payments of 3.0% of the individual customer's highest balance, with minimum payments of $25 per month. The Company offers optional insurance coverage for all credit purchases. Customers are also offered a layaway plan that allows them to set items aside and pay for them over a period of up to six months with no finance charges.

         The following table presents certain data concerning sales, credit sales, and accounts receivable for the past three fiscal years:

                                                                                          YEAR ENDED
                                                                     FEBRUARY 28          FEBRUARY 29           FEBRUARY 28
                                                                         2001                 2000                 1999
                                                                         ----                 ----                 ----
Net sales ...................................................        $120,662,000         $120,861,000         $109,284,000
Net credit sales ............................................        $ 52,830,000         $ 54,869,000         $ 50,701,000
Credit sales as a percentage of net sales ...................                43.8%                45.4%                46.4%
Average number of active customer accounts ..................              65,000               66,000               60,000
Average balance per customer account ........................        $        789         $        743         $        747
Customer receivables, before allowance for doubtful accounts         $ 53,270,000         $ 52,957,000         $ 49,437,000
Average monthly collection percentage .......................                 9.1%                 9.5%                 9.4%
Bad debt expense as a percentage of total sales .............                 4.9%                 4.1%                 3.9%
Accounts receivable greater than 90 days past due ...........                11.0%                10.0%                 8.1%

         Accounts are automatically charged off when no full scheduled payment is received for a period of seven consecutive billing cycles. Additionally, accounts are charged off if a total of 12 scheduled payments are missed.

         Accounts receivable (prior to allowance for doubtful accounts) increased 0.6% to $53,270,000 at February 28, 2001 from $52,957,000 at February 29, 2000, and had increased 7.1% from $49,437,000 at February 28, 1999. The allowance for doubtful accounts was 8.00%, 7.67% and 7.65% of accounts receivable (prior to allowance for doubtful accounts) at February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

         Bad debt expense as a percentage of net sales was 4.9% in the fiscal year ended February 28, 2001, compared to 4.1% and 3.9% in the years ended February 29, 2000 and February 28, 1999, respectively. Delinquency in the Company's accounts receivable averaged 10.7% for the fiscal year ended February 28, 2001 and 9.6% in the fiscal year ended February 29, 2000. As a result, the Company raised its allowance to 8.0% of accounts receivable in the fiscal year ended February 28, 2001.

         In the fiscal year ended February 28, 2001, finance charges grew to $9,300,000 compared to $8,716,000 and $7,751,000 in the fiscal years ended February 29, 2000 and February 28, 1999, respectively. Credit insurance fees in fiscal 2001 were $1,431,000 as compared to $1,683,000 in 2000 and $1,406,000 in
1999. Late fees were $2,450,000 in fiscal 2001, up from $1,364,000 in 2000 and
$1,165,000 in 1999. The finance charge yield has averaged 18.1%, 17.7%, and 17.6% for the past three years, respectively.

COMPETITION

         The retail jewelry industry is highly competitive and fragmented, with a large number of independent jewelry retailers. According to National Jeweler, a trade publication, the Company is the tenth largest retail jewelry chain in the United States, based on the number of locations. However, other publicly held jewelry chains are substantially larger than the Company and compete directly with the Company in a number of markets. The Company competes with Zale Corporation (ZLC) in 77% of its locations, with Freidman's, Inc. (FRDM) in 44%, with Sterling, Inc. (a subsidiary of SIGY) in 54%, and with Whitehall Jewelers, Inc. (JWL) in 29% of its locations. The malls in which the Company has stores have an average of 4.6 specialty retail jewelers, with as few as two and as many as ten in any single mall. Management estimates that its market share among specialty jewelers in the malls in which it operates is 16.2%. Although the Company considers its primary competition to be other specialty jewelers in the malls in which it operates, it also competes for customers in various markets with department stores, discount stores, catalog showrooms, direct mail suppliers, television shopping networks, and merchants on the Internet.

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

EMPLOYEES

         The Company had a total of 902 full-time equivalent (FTE) employees as of February 28, 2001. Of these, 168 FTEs were employed in the corporate headquarters and the remaining 734 FTEs were employed in the stores. Throughout the year, the Company hires a number of part-time employees, primarily during the holiday shopping seasons. Approximately 74.8% of all employees during the year are full-time and 25.2% are part-time. The Company considers its relations with its employees to be good.

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

ITEM 2.   PROPERTIES

         With the exception of the downtown Wilmington location that it owns, the Company occupies its various store premises generally under ten year lease arrangements with monthly payments of four to seven percent of net sales, subject to minimum payments. Under the terms of the typical lease, the Company is required to maintain and conform its usage to specified standards, often including required advertising expenditures, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities, insurance, and taxes.

The table below sets forth information with respect to the expiration of leases on 115 locations in operation and 10 locations committed to by the Company as of February 28, 2001:

                                                                NUMBER OF LEASES
    FISCAL YEAR OF EXPIRATION                                     WHICH EXPIRE
    -------------------------                                     ------------
             2002 ............................................         11
             2003 ............................................          4
             2004 ............................................          7
             2005 ............................................         11
             2006 ............................................         11
             2007 ............................................         11
             2008 ............................................         15
             2009 ............................................          9
             2010 ............................................         20
             2011 ............................................         11
             2012 ............................................         15

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following individuals serve as executive officers of the Company. Officers are elected by the Board of Directors and serve at the discretion of the Board of Directors with no fixed term of office.

        Name                        Age       Position
        ----                        ---       --------
        Alan M. Zimmer              42        President and Chief Executive Officer
        James R. Rouse              59        Treasurer and Chief Financial Officer
        Allan E. Metzner            53        Vice President, Merchandising
        Orville R. Westmoreland     53        Vice President, Financial Services
        Gerald R. Smith             43        Vice President, Operations
        Roberta G. Zimmer           76        Secretary

         The following is a brief description of the business experience of the executive officers of the Company for at least the past five years.

         Mr. Alan M. Zimmer became President and Chief Executive Officer in February 1986. From 1981 until that date he was Vice President of Merchandising. His father, William R. Zimmer serves as Chairman of the Board of Directors. Mr. Zimmer also has two brothers and a sister who have served on the Board of Directors for more than the past five years, Herbert J. Zimmer, Jeffrey L. Zimmer and Arlene Z. Schreiber.

         Mr. James R. Rouse joined the Company and has served as Treasurer and Chief Financial Officer since April 1983.

         Mr. Allan E. Metzner was appointed Vice President of Merchandising in August 1999. Prior to that, Mr. Metzner was Vice President of Administration and Corporate Controller from June 1994 to August 1999.

         Mr. Orville R. Westmoreland has been Vice President of Financial Services since May 1988.

         Mr. Gerald R. Smith has been Vice President of Operations since June 1994.

         Mrs. Roberta G. Zimmer, mother of Alan M. Zimmer, has held the position of Secretary since April 1946.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of February 28, 2001 there were 8,476,372 shares outstanding held by 232 shareholders of record, plus approximately 300 non-objecting beneficial owners whose shares are held in nominee or "street" name by brokers. The Company has not paid any cash dividends on its stock since its inception, and has no intention to pay cash dividends in the foreseeable future (See Footnote 4 to the Consolidated Financial Statements). The Company's common stock trades on the American Stock Exchange under the symbol RJI. The quarterly high and low sales prices of the Company's common stock for the fiscal years ended February 28, 2001 and February 29, 2000 were as follows:

                                                             HIGH          LOW
                                                             ----          ---
FISCAL YEAR ENDED FEBRUARY 28, 2001
 Fourth Quarter ........................................   $ 1.6000     $ 0.8750
 Third Quarter .........................................     2.1250       1.3750
 Second Quarter ........................................     2.7500       1.6250
 First Quarter .........................................     3.2500       2.6250

FISCAL YEAR ENDED FEBRUARY 29, 2000
 Fourth Quarter ........................................   $ 3.3750     $ 2.6250
 Third Quarter .........................................     4.1250       3.0000
 Second Quarter ........................................     4.3750       2.8750
 First Quarter .........................................     4.3750       2.6250

ITEM 6.   SELECTED FINANCIAL DATA

                                            2001         2000         1999         1998         1997
                                            ----         ----         ----         ----         ----
                                             (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA
                                                             AND NUMBER OF STORES)
FIVE-YEAR SUMMARY
Net Sales.............................   $ 120,662    $ 120,861    $ 109,284    $ 102,845    $  98,952
Bad Debt Expense .....................       5,862        4,950        4,234        4,092        3,538
Interest Expense .....................       5,118        3,896        3,470        3,457        3,428

Net Earnings .............................        62        4,802        4,205        2,708       4,025
Earnings Per Share (basic & diluted)......       .01          .57          .50          .32         .48
Working Capital ..........................    85,181       77,855       66,366       63,305      56,545
Total Assets .............................   130,437      121,337      110,965      100,986      97,519
Long-Term Debt, Less Current..............    64,606       53,204       44,193       43,793      39,651
Shareholders' Equity .....................    45,032       44,970       40,168       35,903      33,195
Number of Stores..........................       115          109          104           98         100

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net Sales

         At February 28, 2001 the Company operated 115 stores in 19 states compared to 109 stores in 17 states and 104 stores in 15 states at February 29, 2000 and February 28, 1999, respectively. Total net sales for fiscal 2001 were down 0.2% to $120,662,000 from $120,861,000 in fiscal year 2000, which were
10.6% higher than net sales of $109,284,000 in fiscal 1999. Same store sales, or stores open in comparable periods, decreased 3.3% in 2001, increased 6.5% in 2000, and increased 5.0% in 1999. The current year decrease in same store sales was consistent with the jewelry industry as a whole. According to the March 2001 issue of the Jewelers' Circular Keystone, same store sales for the jewelry industry were down 3.1%. During the coming fiscal year ending February 28, 2002, the Company already has commitments to open nine stores, three of which were opened in April and May 2001. Management expects to open six more new stores before the Christmas holiday season.

         The sales of a retail jeweler depend upon having the right mixture of merchandise available in its stores. Inventory items that have the most favorable turnover and are the most profitable have been identified as core inventory items. The Company is in the process of transforming its merchandise mix to keep up with changing consumer demands. The Company averaged 93.2% in-stock on its core inventory items during fiscal 2001, down from 94.8% last year; it averaged 90.3% in-stock on its entire basic merchandise mix in fiscal 2001, compared to 84.1% during the previous year. During the fiscal year ended February 28, 2001, core merchandise accounted for 61.4% of net sales, 81.5% of the items in the Company's basic merchandise mix, and 40.9% of its inventory investment. During the prior year, core merchandise accounted for 56.0% of net sales, 56.6% of the items in the Company's basic merchandise mix, and 36.2% of its inventory investment. The average price of each piece of merchandise sold in fiscal 2001 was $248, up from $242 a year earlier and $233 in fiscal 1999.

         Management believes that its proprietary financing program is a strategic competitive strength and seeks to optimize its risk-reward ratio by financing up to 55.0% of net sales. In fiscal 2001, proprietary credit card sales were down 3.7% and cash sales, (sales made with cash, check, or non-Reeds credit cards), rose 2.8%. Reeds credit sales accounted for 43.8% of total net sales, down from 45.4% a year earlier. The average credit transaction during the year was 10.9% higher than that of last year. The average credit transaction was also 4.2 times the size of the average cash transaction, compared to 4.0 times a year ago. The primary reason for the difference in the average credit and cash transaction is the large number of cash repair sales that yield a lower price per transaction. The Company's credit-marketing efforts resulted in 3.1% more applications being obtained than in the prior year.

   Gross Profit

         Gross margins were 49.0% of net sales in 2001, 50.8% in 2000, and 50.1% in 1999. The decline is primarily a result of increased promotional activity. If there are items the Company does not stock then the stores will order directly from vendors as a service to its customers. These items are normally high-priced, specialty items that carry a lower gross profit, which impacts the overall gross profit. In order to mitigate the effect on margins, management continues to incorporate this merchandise into the basic inventory mix.

   Selling, General, and Administrative Expenses (SG&A)

         Selling, general, and administrative expenses as a percentage of net sales were 41.4%, 38.8%, and 37.9% in 2001, 2000, and 1999, respectively.
Significant expense categories are reflected on a normalized basis for the three years in the following table:

                                                                   2001      2000      1999
                                                                   ----      ----      ----
Compensation - salaries & hourly wages.........................   18.1 %    16.6 %    16.5 %
Compensation - bonuses & commissions...........................    3.8 %     5.1 %     4.7 %
Compensation - benefits & other personnel costs................    4.4 %     3.6 %     3.6 %
Rents for space................................................    9.7 %     8.7 %     8.9 %
Advertising....................................................    4.3 %     4.5 %     4.5 %
Bad debt.......................................................    4.9 %     4.1 %     3.9 %
Finance charges................................................   (7.7)%    (7.2)%    (7.1)%
Late charge income.............................................   (2.0)%    (1.1)%    (1.1)%

         The dollar increase in compensation from salaries and hourly wages in fiscal 2001 resulted from annual raises and the six additional stores that opened during the year. Compensation for bonuses and commissions decreased in 2001 due to the decline in store sales. The increase in compensation from benefits and other personnel costs resulted from increased expenses from the Company's self-insured health insurance plan and an increase in payroll taxes corresponding with higher salaries and wages. The Company is experiencing an increase in the negotiated base rents for new and remodeled stores. The finance charges and late charge income associated with the credit operations increased as a result of the Company's nationally chartered credit card bank that opened during the second quarter of 2001, as described in Item 1 of Part I. The Company also experienced a one-time increase in other SG&A expenses relating to the opening of the Bank and the completion of its Internet e-commerce site.

         Extended service agreements equaled 1.8%, 2.3%, and 2.9% of net sales in 2001, 2000, and 1999, respectively. During the first quarter of fiscal 1999, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. As a result of this change, the Company continued to recognize existing deferred revenues from previously sold contracts through January 31, 2001 and now recognizes commission revenue from the unrelated third-party extended warranty plans at the time of sale.

         Bad debt expense increased 17.4% to $5,862,000 in the year ended February 28, 2001 from $4,995,000 in 2000; bad debt expense in 1999 was $4,290,000. Actual write-offs as a percentage of net sales during each of the years were 4.7% in 2001, 3.9% in 2000, and 3.5% in 1999. At the end of 2001,
2000, and 1999, respectively, the allowance for doubtful accounts was 8.00%, 7.67%, and 7.65% of customer receivables (prior to the allowance for doubtful accounts). The Company's policies and procedures regarding credit authorization, collection, and write-offs have not changed significantly during the three-year period. Delinquent accounts (accounts more than 90 days past due) represented 11.0%, 10.0%, and 8.1% of the Company's accounts receivable portfolio on the last day of February 2001, 2000, and 1999, respectively.

   Interest Expense

         Interest expense increased to 4.2% of net sales in 2001 as compared to 3.2% in 2000 and 3.2% in 1999. In 2001, the average borrowings were 13.5% higher than a year earlier and the effective interest rate for the year was 7.5% compared to 7.2% the previous year.

   Income Taxes

         The provision for income taxes was $31,000 in 2001, $2,248,000 in 2000, and $2,071,000 in 1999. The net effective tax rate in each of the three years was approximately 33.0%. The Company earned $62,000 in the year ended February 28, 2001 as compared to $4,802,000 in 2000 and $4,205,000 in 1999. On a basic and diluted basis, the Company earned $ .01 per share compared to $ .57 per share and $ .50 per share during the two prior years.


LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash for purchasing inventory, opening new stores, making leasehold improvements, and acquiring equipment. Working capital needs normally peak in the fall as the Company increases inventories to meet anticipated demand during the all-important Christmas selling season. The Company's long-term growth strategy will require increasing working capital to fund capital expenditures, receivables, and inventories for new stores. Working capital requirements will be financed by funds generated from operations and bank lines described below. Cash used in operations in 2001 was $2,065,000 compared with $3,799,000 used in operations in 2000 and $3,813,000 provided by operations in 1999.

   Working Capital

         Working capital increased 9.4% to $85,181,000 from $77,855,000 in 2000. The resulting ratio of current assets to current liabilities as of February 28, 2001 was 5.7 to 1, compared to 4.6 to 1 at February 29, 2000. Capital expenditures totaled $6,967,000 in 2001, $5,397,000 in 2000, and $4,189,000 in
1999. During the year, the Company opened new stores in Orlando, FL; Danville, VA; Nashville, TN; Dover, DE; Lansing, MI; York, PA; Brownsville, TX; Fort Myers, FL; Oxford, AL; Laredo, TX; Austin, TX; and Hanover, MD. The Company also closed stores in Laurel, MD; Savannah, GA; Winston-Salem, NC; Augusta, GA; and Richmond, VA. The Company opened an e-commerce site, Reeds.com, on December 22, 1999. The capital expenditures associated with opening the site were $1,225,000. The Internet site offers consumers the opportunity to buy diamond jewelry, gold jewelry and giftware online. Customers can also apply for credit online. The Company does not intend to have additional capital expenditures related to the Internet site in the fiscal year ending February 28, 2002.

         Since year-end the Company has opened three new stores, one in Missouri and two in Maryland. Six more new stores are planned to open in the current fiscal year. The Company has a budget of approximately $4,500,000 for capital expenditures in the fiscal year ending February 28, 2002 for new store openings, major and minor remodels, and other equipment. These capital expenditures will be financed by funds generated from operations and bank lines described below.

   Debt

         Borrowings under the Company's revolving credit facility averaged $61.6 million in 2001 and $54.1 million in 2000. The maximum borrowings outstanding under the facility at any time during each year were $65.0 million in 2001 and $61.2 million in 2000. At February 28, 2001, $63.8 million was outstanding under the facility compared to $52.4 million at February 29, 2000.

         In April 1999, the Company, its existing banks, and three additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002 based on specified percentages of eligible inventory and accounts receivable. Under the agreement, the Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (5.28% at February 28, 2001) plus 200 basis points to 260 basis points or prime (8.50% at February 28, 2001), depending upon the Company's debt-to-worth ratio.

         The Company had $63,761,000 outstanding on this revolver at February 28, 2001, which is classified as a long-term liability based on its expiration date. The revolving credit agreement is collateralized by substantially all of the Company's assets. The various loan agreements contain financial covenants including those that limit dividend payments and additional borrowings and prohibit new store openings if an event of default exists. The Company is currently in compliance with these covenants, as amended or waived. The Company is presently discussing the possibility of an increased revolving credit facility with various lenders.

         The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (8.50% at February 28, 2001) quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note, which is collateralized by substantially all of the Company's assets.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Various forward-looking statements have been made throughout this discussion, including comments about:

         (i)      planned store openings;
         (ii)     expected increases in gross margins;
         (iii)    expected capital expenditures; and
         (iv) ability to obtain financing sufficient to meet working capital needs.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates that may adversely affect its financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. From time to time, the Company may purchase interest rate caps, collars, or swaps for the purpose of managing its interest rate exposure. However, the Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

         The Company is exposed to interest rate risk primarily through its borrowing activities that are described in Note 4 to the Consolidated Financial Statements. All of the Company's borrowings are under floating rate arrangements. See Note 4 to the Consolidated Financial Statements regarding Long-Term Debt and Notes Payable.

         Based on the Company's market risk sensitive instruments (its variable rate debt) outstanding at February 28, 2001, the Company has determined that there was no material market risk exposure to the Company's financial position, results of operations, or cash flows as of such date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated herein by reference to the information contained under the heading "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders (except for information regarding the Company's executive officers and the information contained under the subheadings "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions," which is not incorporated herein by reference).

         For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" under Part I of this report.

ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the information contained under the heading "Compensation of Executive Officers" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the information contained under the heading "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders (except for the information contained under the subheadings "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions," which is not incorporated herein by reference).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases its corporate headquarters, consisting of 20,731 square feet of office space and 155 parking spaces, from a partnership comprised of Alan M. Zimmer, Herbert J. Zimmer, Jeffrey L. Zimmer, and Arlene Z. Schreiber. Alan M. Zimmer is President and Chief Executive Officer of the Company and Herbert J. Zimmer, Jeffrey L. Zimmer, and Arlene Z. Schreiber are all Directors. Monthly rental payments under the lease are $26,556, and rising to $27,073 on January 1, 2003. The Company also pays the related insurance, property taxes, maintenance fees, and utilities for this location. The leases for this facility expire December 31, 2006. Based on rentals charged for comparable properties in Wilmington, the Company believes the terms of the lease are no less favorable to the Company than those that could be obtained from unaffiliated parties.

         Herbert J. Zimmer and Jeffrey L. Zimmer are partners in the law firm of Zimmer and Zimmer, which serves as general counsel to the Company. During the fiscal year ended February 28, 2001, the Company paid Zimmer and Zimmer legal fees and reimbursement of costs advanced in the amount of $171,000; the Company paid $201,000 and $184,000 to Zimmer and Zimmer in 2000 and 1999, respectively.

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

(b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of May 2001.

                                             REEDS JEWELERS, INC.
                                             (Registrant)


                                             By    /s/  JAMES R. ROUSE
                                               ---------------------------------
                                                       (James R. Rouse)
                                                 Treasurer and Chief Financial
                                                            Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of May 2001.

            SIGNATURE                                   TITLE
            ---------                                   -----
        /s/ ALAN M. ZIMMER             President and Chief Executive Officer and Director
---------------------------------
         (Alan M. Zimmer)

      /s/ WILLIAM R. ZIMMER            Chairman of the Board of Directors
---------------------------------
       (William R. Zimmer)

       /s/ JAMES R. ROUSE              Treasurer and Chief Financial Officer
---------------------------------      (Principal Accounting Officer)
        (James R. Rouse)

     /s/ ROBERTA G. ZIMMER             Secretary and Director
---------------------------------
      (Roberta G. Zimmer)

   /s/ GARLAND WADDY GARRETT           Director
---------------------------------
    (Garland Waddy Garrett)

       /s/ FENTON N. HORD              Director
---------------------------------
        (Fenton N. Hord)

    /s/ ARLENE Z. SCHREIBER            Director
---------------------------------
     (Arlene Z. Schreiber)

     /s/ RICHARD F. SHERMAN            Director
---------------------------------
      (Richard F. Sherman)

      /s/ HERBERT J. ZIMMER            Director
---------------------------------
       (Herbert J. Zimmer)

      /s/ JEFFREY L. ZIMMER            Director
---------------------------------
       (Jeffrey L. Zimmer)

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors...................................................................................    F-2
Consolidated Balance Sheets as of February 28, 2001 and February 29, 2000........................................    F-3
Consolidated Statements of Income for the years ended February 28, 2001, February 29, 2000
and February 28, 1999............................................................................................    F-4
Consolidated Statements of Shareholders' Equity for the years ended February 28, 2001, February 29, 2000
and February 28, 1999............................................................................................    F-5
Consolidated Statements of Cash Flows for the years ended February 28, 2001, February 29, 2000 and
February 28, 1999................................................................................................    F-6
Notes to Consolidated Financial Statements.......................................................................    F-7
Schedule II --- Valuation and Qualifying Accounts ...............................................................   F-21

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Reeds Jewelers, Inc. and Subsidiaries
Wilmington, North Carolina


         We have audited the accompanying consolidated balance sheets of Reeds Jewelers, Inc. and subsidiaries as of February 28, 2001 and February 29, 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reeds Jewelers, Inc. and subsidiaries as of February 28, 2001 and February 29, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                ERNST & YOUNG LLP


Raleigh, North Carolina
March 29, 2001

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                  FEBRUARY 28       FEBRUARY 29
                                                                                                     2001              2000
                                                                                                  ------------      ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents....................................................................   $    685,000      $    895,000
  Accounts receivable:
    Customers, less allowance of $4,262,000 in 2001 and $4,060,000 in 2000.....................     49,008,000        48,897,000
    Other......................................................................................      1,191,000           758,000
  Merchandise inventories......................................................................     48,552,000        46,253,000
  Income taxes (Note 3)........................................................................        604,000                --
  Deferred income taxes, net of valuation allowance of $149,000 in 2001 and $151,000 in 2000...      2,194,000         2,249,000
  Other........................................................................................      1,018,000           486,000
                                                                                                  ------------      ------------
          Total current assets.................................................................    103,252,000        99,538,000

Property, furniture and equipment:
  Land and building............................................................................         83,000            83,000
  Furniture and equipment......................................................................     25,421,000        22,691,000
  Leasehold improvements.......................................................................     12,336,000        11,575,000
                                                                                                  ------------      ------------
                                                                                                    37,840,000        34,349,000
  Less accumulated depreciation and amortization...............................................     19,662,000        19,305,000
                                                                                                  ------------      ------------
          Net property, furniture and equipment................................................     18,178,000        15,044,000

Other assets:
  Goodwill, net of accumulated amortization of $2,993,000 in 2001 and $2,547,000 in 2000.......      5,403,000         5,849,000
  Deferred income taxes, net of valuation allowance of $13,000 in 2001 and $12,000 in 2000.....        195,000           173,000
  Restricted investments (Note 2)..............................................................      2,580,000                --
  Miscellaneous................................................................................        829,000           733,000
                                                                                                  ------------      ------------
                                                                                                     9,007,000         6,755,000
                                                                                                  ------------      ------------
TOTAL ASSETS...................................................................................   $130,437,000      $121,337,000
                                                                                                  ============      ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................................................   $ 13,418,000      $ 12,855,000
  Accrued compensation.........................................................................      2,305,000         3,569,000
  Accrued expenses.............................................................................      2,348,000         2,712,000
  Deferred revenue.............................................................................             --           314,000
  Income taxes (Note 3)........................................................................             --         2,233,000
                                                                                                  ------------      ------------
          Total current liabilities............................................................     18,071,000        21,683,000

Revolving credit note (Note 4).................................................................     63,761,000        52,359,000
Subordinated notes payable to shareholders (Note 4)............................................        845,000           845,000
Deferred income taxes..........................................................................      2,517,000         1,267,000
Other long-term liabilities....................................................................        211,000           213,000
                                                                                                  ------------      ------------
                                                                                                    85,405,000        76,367,000
Commitments (Note 5)
Shareholders' equity (Note 6):
  Common stock, par value $.10 per share, 25,000,000 shares authorized, 8,476,372 shares
     issued and outstanding in 2001 and 2000...................................................        847,000           847,000
  Additional paid-in capital...................................................................     10,560,000        10,560,000
  Retained earnings............................................................................     33,625,000        33,563,000
                                                                                                  ------------      ------------
          Total shareholders' equity...........................................................     45,032,000        44,970,000
                                                                                                  ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................................................   $130,437,000      $121,337,000
                                                                                                  ============      ============

                             See accompanying notes.

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                               FISCAL YEAR ENDED
                                                                  FEBRUARY 28      FEBRUARY 29       FEBRUARY 28
                                                                     2001             2000              1999
                                                                 -----------------------------------------------
Net sales.....................................................   $ 120,662,000    $ 120,861,000    $ 109,284,000
Cost of sales.................................................      61,491,000       59,408,000       54,559,000
                                                                 -----------------------------------------------
       Gross profit...........................................      59,171,000       61,453,000       54,725,000
Selling, general, and administrative expenses.................      49,922,000       46,896,000       41,410,000
Depreciation and amortization.................................       4,038,000        3,611,000        3,569,000
                                                                 -----------------------------------------------
        Operating earnings....................................       5,211,000       10,946,000        9,746,000
Interest expense..............................................       5,118,000        3,896,000        3,470,000
                                                                 -----------------------------------------------
Income before income taxes and extraordinary items............          93,000        7,050,000        6,276,000
Income taxes (Note 3).........................................          31,000        2,248,000        2,071,000
                                                                 -----------------------------------------------
Net income....................................................   $      62,000    $   4,802,000    $   4,205,000
                                                                 ===============================================
Basic and diluted net income per common share.................   $         .01    $         .57    $         .50
                                                                 ===============================================
Weighted average shares outstanding - diluted.................       8,476,945        8,480,195        8,476,417
                                                                 ===============================================


                             See accompanying notes.

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             COMMON         ADDITIONAL          RETAINED
                                                              STOCK       PAID-IN CAPITAL       EARNINGS            TOTAL
                                                           ------------------------------------------------------------------
Balance at February 28, 1998............................   $   844,000     $  10,503,000     $   24,556,000    $   35,903,000
   Exercise of stock options for common stock...........         3,000            57,000                 --            60,000
   Net income for 1999..................................            --                --          4,205,000         4,205,000
                                                           ------------------------------------------------------------------
Balance at February 28, 1999............................       847,000        10,560,000         28,761,000        40,168,000
   Net income for 2000..................................            --                --          4,802,000         4,802,000
                                                           ------------------------------------------------------------------
Balance at February 29, 2000............................       847,000        10,560,000         33,563,000        44,970,000
   Net income for 2001..................................            --                --             62,000            62,000
                                                           ------------------------------------------------------------------
Balance at February 28, 2001............................   $   847,000     $  10,560,000     $   33,625,000    $   45,032,000
                                                           ==================================================================

                            See accompanying notes.

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FISCAL YEAR ENDED
                                                                          FEBRUARY 28       FEBRUARY 29       FEBRUARY 28
                                                                             2001              2000              1999
                                                                        --------------------------------------------------
OPERATING ACTIVITIES
Net income...........................................................   $      62,000     $   4,802,000     $   4,205,000
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation....................................................       3,513,000         3,102,000         3,123,000
     Amortization....................................................         525,000           509,000           446,000
     Provision for deferred income taxes.............................       1,283,000          (156,000)          216,000
     Loss on sale of property, furniture and equipment...............         320,000            12,000            44,000
Changes in operating assets and liabilities:
       Accounts receivable...........................................        (544,000)       (3,147,000)       (5,590,000)
       Merchandise inventories.......................................      (2,299,000)       (5,455,000)       (4,332,000)
       Other current assets and other assets.........................        (707,000)         (198,000)           59,000
       Accounts payable..............................................         563,000        (2,783,000)        6,269,000
       Accrued compensation and expenses.............................      (1,628,000)           (9,000)        1,089,000
       Deferred revenue..............................................        (314,000)         (908,000)       (1,548,000)
       Income taxes..................................................      (2,837,000)          354,000          (119,000)
       Other long-term liabilities...................................          (2,000)           78,000           (49,000)
                                                                        --------------------------------------------------
Net cash (used in) provided by operating activities..................      (2,065,000)       (3,799,000)        3,813,000

INVESTING ACTIVITIES
Purchases of property, furniture and equipment.......................      (6,967,000)       (5,397,000)       (4,189,000)
Purchases of restricted investments..................................      (2,580,000)               --                --
                                                                        --------------------------------------------------
Net cash used in investing activities................................      (9,547,000)       (5,397,000)       (4,189,000)

FINANCING ACTIVITIES
Proceeds from exercise of stock options..............................              --                --            26,000
Net proceeds from revolving credit note..............................      11,402,000         9,011,000           434,000
                                                                        --------------------------------------------------
Net cash provided by financing activities............................      11,402,000         9,011,000           460,000

Net (decrease) increase in cash and cash equivalents.................        (210,000)         (185,000)           84,000
Cash and cash equivalents at beginning of year.......................         895,000         1,080,000           996,000
                                                                        --------------------------------------------------
Cash and cash equivalents at end of year.............................   $     685,000     $     895,000     $   1,080,000
                                                                        ==================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
   Interest..........................................................   $   5,076,000     $   3,770,000     $   3,487,000
                                                                        ==================================================
   Income taxes......................................................   $   2,264,000     $   2,049,000     $   2,191,000
                                                                        ==================================================

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Reeds Jewelers, Inc. and subsidiaries (the "Company") are specialty retailers of fine jewelry, selling to the general public primarily through retail outlets in nineteen states in the United States. Substantially all of the Company's accounts receivable are due from individual customers in these states. The Company has recently made its merchandise available for purchase on the Internet.

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

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

1. ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

         Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws anticipated to be in effect when those differences are expected to reverse. The Company provides a valuation allowance for its deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which, as amended by SFAS 137 and SFAS 138, is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133, as amended, requires the recognition of all derivatives at fair value on the balance sheet. The adoption of SFAS 133 did not have a significant effect on earnings or the financial position of the Company as the Company does not have any derivatives at February 28, 2001.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company has estimated the fair value amounts of financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," using market information available to management as of February 28, 2001 and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying amount of assets and liabilities are reasonable estimates of their fair values.

CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

1. ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

         Accounts receivable include installment amounts maturing more than one year from the balance sheet dates, in accordance with trade practice. Interest rates on these balances vary by state. The allowance for doubtful accounts was $4,262,000 and $4,060,000 at February 28, 2001 and February 29, 2000,
respectively. Finance charge income and revenues from credit insurance subsidiaries of $10,731,000, $10,399,000, and $9,157,000, as well as late fees of $2,450,000, $1,364,000, and $1,165,000, for the years ended February 28,
2001, February 29, 2000, and February 28, 1999, respectively, have been reflected as a reduction of selling, general, and administrative expenses. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the outstanding accounts receivable balance less the value received for any merchandise repossessed due to uncollectible accounts. As of February 28, 2001, the Company had no significant concentrations of credit risk with individual customers.

MERCHANDISE INVENTORIES

         Merchandise inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method. Merchandise inventories were $48,552,000 and $46,253,000 at February 28, 2001 and February 29, 2000,
respectively. The Company also maintained consigned inventory at its retail locations of $10,157,000 and $12,763,000 at February 28, 2001 and February 29, 2000, respectively. This consigned inventory and related contingent obligation are not reflected in the Company's financial statements. At the time consigned inventory is sold, the Company records the purchase liability in accounts payable and the related cost of merchandise in cost of sales.

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

             Building.......................................  40 years
             Furniture and equipment........................  5 - 10 years
             Leasehold improvements.........................  5 - 10 years

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

         During the first quarter of the fiscal year ended February 28, 1999, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. As a result of this change, the Company continued to recognize existing deferred revenues from previously sold contracts through January 31, 2001 and will now recognize commission revenue for the unrelated third-party extended warranty plans at the time of sale. Previously deferred extended service contract revenue recognized for the fiscal years ended February 28, 2001 and February 29, 2000 of $289,000 and $836,000, respectively, as well as commission revenues of $2,553,000 and $2,694,000 for the 2001 and 2000 fiscal years, respectively, have been reflected as a reduction of selling, general, and administrative expenses.

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

ADVERTISING COSTS

         The Company expenses advertising costs as incurred. Cooperative advertising funds are received from certain vendors. Advertising expense, net of amounts contributed by vendors to the Company, was $5,199,000, $5,419,000, and $4,861,000 for 2001, 2000 and 1999, respectively. The amounts of accrued advertising at February 28, 2001 and February 29, 2000 were $2,000 and $199,000, respectively.

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires companies to either (i) recognize as expense the fair value of all stock-based awards on the date of grant when issued at market value, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (see Note 6).

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

1.  ACCOUNTING POLICIES (CONTINUED)

INTEREST RATE RISK MANAGEMENT

         At times, the Company enters into various interest rate swaps, collars, and caps in managing its interest rate risk. Payments to or from counter parties are recorded as adjustments to interest expense. The Company has no interest rate swaps, collars, or caps as of February 28, 2001.

2.  RESTRICTED INVESTMENTS

--------------------------------------------------------------------------------
                                                          02/28/01      02/29/00
--------------------------------------------------------------------------------
  Cash...............................................  $     4,000   $        --
  Held-to-maturity investments.......................    2,516,000            --
  Equity investment..................................       60,000            --
                                                       -----------   -----------
    Total Restricted Investments.....................  $ 2,580,000   $        --
                                                       ===========   ===========
--------------------------------------------------------------------------------

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

         The Company's equity investment, carried at cost, consists of 1,200 shares of Federal Reserve Bank stock with a $50 par value at February 28, 2001.

3. INCOME TAXES

         The provision for income taxes for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 consists of the following:

                                                           2001               2000             1999
                                                      -------------------------------------------------
    Current:
       Federal.....................................   $  (1,036,000)    $   2,163,000     $   1,590,000
       State.......................................        (216,000)          241,000           265,000
                                                      -------------------------------------------------
                                                         (1,252,000)        2,404,000         1,855,000

    Deferred:
       Federal.....................................       1,118,000          (141,000)          202,000
       State.......................................         165,000           (15,000)           14,000
                                                      -------------------------------------------------
                                                          1,283,000          (156,000)          216,000
                                                      -------------------------------------------------
                                                      $      31,000     $   2,248,000    $    2,071,000
                                                      =================================================

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

3. INCOME TAXES (CONTINUED)

         A reconciliation of the provision for income taxes to income tax expense, computed by applying the statutory federal income tax rate to pre-tax earnings at February 28, 2001, February 29, 2000 and February 28, 1999, is as follows:

                                                                       2001              2000              1999
                                                                  --------------------------------------------------
    Income tax expense at statutory federal rate................   $     20,000      $  2,397,000      $  2,134,000
    Increase (decrease) resulting from:
      Tax attributable to captive insurance company
        income not taxed for federal purposes...................       (193,000)         (226,000)         (243,000)
      State income taxes, net of federal income tax benefit.....        (34,000)          149,000           184,000
      Other.....................................................        238,000           (72,000)           (4,000)
                                                                  --------------------------------------------------
                                                                   $     31,000      $  2,248,000      $  2,071,000
                                                                  ==================================================

         The tax effects of temporary differences at February 28, 2001 and February 29, 2000 that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                                            2001            2000
                                                                       ----------------------------
    Deferred tax liabilities:
       Tax over book depreciation and amortization...................  $  2,517,000    $  1,267,000
                                                                       ----------------------------
    Total deferred tax liabilities...................................     2,517,000       1,267,000
    Deferred tax assets:
       Deferred revenue..............................................            --         113,000
       Net operating loss carryforwards..............................        39,000          42,000
       Accrued expenses..............................................       746,000         765,000
       Reserves......................................................     1,766,000       1,665,000
                                                                       ----------------------------
    Total deferred tax assets........................................     2,551,000       2,585,000
    Valuation allowance for deferred tax assets......................      (162,000)       (163,000)
                                                                       ----------------------------
    Net deferred tax assets..........................................     2,389,000       2,422,000
                                                                       ----------------------------
    Net deferred tax liability (asset)...............................  $    128,000    $ (1,155,000)
                                                                       ============================

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

3. INCOME TAXES (CONTINUED)

         The Company's deferred income tax expense (benefit) results from the following:

                                                                      FISCAL YEAR ENDED
                                                       FEBRUARY 28        FEBRUARY 29       FEBRUARY 28
                                                          2001               2000              1999
                                                      -------------------------------------------------
    Excess of tax over financial reporting:
       Depreciation and amortization...............   $   1,250,000     $    (173,000)    $    (328,000)
       Deferred revenue............................         113,000           326,000           556,000
       Accrued expenses............................          19,000          (229,000)          (60,000)
       Reserves....................................        (101,000)          (89,000)           65,000
       Other items, net............................           2,000             9,000           (17,000)
                                                      -------------------------------------------------
                                                      $   1,283,000     $    (156,000)    $     216,000
                                                      =================================================

         At February 28, 2001, certain companies of the consolidated group have state net operating loss carryovers, expiring through 2006, of $1,175,000 for tax return purposes.

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances for certain state net operating losses and deferred state tax assets which management believes it is more likely than not that the Company will not realize any benefit.

4. LONG-TERM DEBT AND NOTES PAYABLE

         In April 1999, the Company, its existing banks, and three additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002 based on specified percentages of eligible inventory and accounts receivable. Under the agreement, the Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (5.28% at February 28, 2001) plus 200 basis points to 260 basis points or prime (8.50% as of February 28, 2001), depending upon the Company's debt-to-worth ratio.

         The Company had $63,761,000 outstanding on this revolver at February 28, 2001, which is classified as a long-term liability based on its expiration date. The revolving credit agreement is collateralized by substantially all of the Company's assets. The various loan agreements contain financial covenants including those that limit dividend payments and additional borrowings and prohibit new store openings if an event of default exists. The Company is currently in compliance with these covenants, as amended or waived.

         The Company also has subordinated notes payable to shareholders totaling $845,000 at February 28, 2001 and February 29, 2000, with interest at the prime rate (8.50% at February 28, 2001). These notes are unsecured and subordinate to the revolving credit note and are due upon full payment of all senior obligations or with approval of all senior lenders and are therefore classified as long-term liabilities.

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

5. LEASES

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

         The corporate offices and related facilities are leased from certain shareholders under operating lease agreements expiring on December 31, 2006. Annual rent was paid to shareholders of $318,000 for the year ended February 28, 2001, $298,000 for the year ended February 29, 2000 and $255,000 for the year ended February 28, 1999.

         Total rent expense for space and equipment was $13,166,000, $11,873,000, and $10,886,000, including percentage rent of $581,000, $734,000, and $682,000 for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively. Future minimum lease payments are as follows:

         2002....................................................  $  10,879,000
         2003....................................................     10,354,000
         2004....................................................      9,486,000
         2005....................................................      8,682,000
         2006....................................................      7,858,000
         Thereafter..............................................     25,721,000
                                                                   -------------
                                                                   $  72,980,000
                                                                   =============

         The Company also purchased certain equipment, with a net book value at February 28, 2001 of $64,000, through capital leases. The capital leases have an outstanding principal balance of $69,000 as of February 28, 2001. Lease terms are 55 and 60 months, expiring in October and November 2003, with an interest rate of 9.0%. Future minimum lease payments are as follows:

     2002.........................................................  $    18,000
     2003.........................................................       20,000
     2004.........................................................       31,000
                                                                    -----------
     Total minimum lease payments.................................       69,000
     Current maturities...........................................      (18,000)
                                                                    -----------
                                                                    $    51,000
                                                                    ===========

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

6. STOCK OPTION PLANS

         Under the 1986 Employee Incentive Stock Option Plan (the "1986 Plan"), options were authorized to be granted to key employees to purchase 50,000 shares of common stock at a price not less than the fair market value at the date of grant. In July 1994, the Company amended the 1986 Plan to terminate all future grants of options. There are no options outstanding under the 1986 Plan.

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

         On July 13, 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). Under the 1994 Plan, options to purchase 484,000 shares of common stock (as adjusted for subsequent stock dividends) may be granted to key employees and non-employee directors. The 1994 Plan allows for the grant of "incentive" and "non-qualified" options that allow the holder to purchase shares of common stock at a price not less than the fair market value at the date of grant. The 1994 Plan permits the grant of options for a term of up to ten years. Vesting terms for options granted under the 1994 Plan are determined at the discretion of the Compensation Committee. Options outstanding under the 1994 plan expire at various times from July 1999 through July 2010.

         Since the stock options granted during 2001, 2000 and 1999 had exercise prices that were greater than or equal to the fair market value of the common stock on the date of grant, no compensation expense was recognized during the respective periods.

         Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to February 28, 1995 under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions as of February 28, 2001, February 29, 2000 and February 28, 1999:

                                                        2001            2000            1999
                                                    --------------------------------------------
   Risk-free interest rate........................      5.91%           6.24%           5.63%
   Dividend yield.................................         0%              0%              0%
   Volatility factor..............................      .414            .412            .415
   Expected life..................................   10.0 years      10.0 years       9.4 years

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

6. STOCK OPTION PLANS (CONTINUED)

         Option valuation models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards in 2001, 2000, and 1999 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below:

                                                              FISCAL YEAR ENDED
                                                   FEBRUARY 28    FEBRUARY 29    FEBRUARY 28
                                                      2001           2000           1999
                                                   -----------------------------------------
Net income - as reported........................    $      62      $   4,802      $   4,205
Net income - pro forma..........................           25          4,714          4,137
Net income per share - as reported..............          .01            .57            .50
Net income per share - pro forma................          .00            .56            .49

         Stock option activity under each of these plans for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 were as follows:

                                                         1986 AND 1992 PLANS                     1994 PLAN
                                                     ----------------------------       ----------------------------
                                                      NUMBER OF        OPTION            NUMBER OF        OPTION
                                                       SHARES          PRICE              SHARES          PRICE
                                                     ----------------------------       ----------------------------
Options outstanding at February 28, 1998...........     60,258     $1.55 to $3.00         354,442     $3.88 to $5.51
     Granted.......................................         --              --             18,000     $3.75 to $4.54
     Exercised.....................................    (26,620)    $1.55 to $2.84              --              --
     Canceled......................................    (15,972)    $2.58 to $3.00          (3,252)    $4.75 to $5.01
                                                     ----------------------------       ----------------------------
Options outstanding at February 28, 1999...........     17,666              $2.58         369,190     $3.75 to $5.51
     Granted.......................................         --              --             27,900     $3.25 to $3.75
     Exercised.....................................         --              --                 --              --
     Canceled......................................         --              --            (91,600)    $3.25 to $5.01
                                                     ----------------------------       ----------------------------
Options outstanding at February 29, 2000...........     17,666              $2.58         305,490     $3.25 to $5.01
     Granted.......................................         --              --             16,000     $1.75 to $1.93
     Exercised.....................................         --              --                 --              --
     Canceled......................................    (17,666)              2.58          (1,784)    $3.25 to $5.01
Options outstanding at February 28, 2001...........         --              --            319,706     $1.75 to $5.01
                                                     ============================       ============================
Options exercisable at February 28, 2001...........         --              --            311,506     $1.75 to $5.01
                                                     ============================       ============================
Options available for grant at February 28, 2001...         --              --            152,194              --
                                                     ============================       ============================

         Approximately 311,506, 306,156, and 337,881 outstanding awards were exercisable at February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

6. STOCK OPTION PLANS (CONTINUED)

         The weighted-average remaining contractual life of options outstanding as of February 28, 2001 is 4.2 years. The weighted-average exercise price of options outstanding as of February 28, 2001 is $4.52. Options granted during the years ended February 28, 2001, February 29, 2000 and February 28, 1999 had the following weighted-average information:

                                                        GRANT DATE STOCK PRICE      GRANT DATE STOCK PRICE
                                                        EQUAL TO EXERCISE PRICE    LESS THAN EXERCISE PRICE
                                                       -----------------------------------------------------
February 28, 1999
   Weighted-average fair value.......................          $  2.34                     $  2.04
   Weighted-average exercise price...................          $  3.75                     $  4.28
February 29, 2000
   Weighted-average fair value.......................          $  2.15                     $  2.14
   Weighted-average exercise price...................          $  7.00                     $  3.55
February 28, 2001
   Weighted-average fair value.......................          $  1.10                     $  1.06
   Weighted-average exercise price...................          $  1.75                     $  1.93

         The Company has reserved 471,900 shares of common stock for future issuance related to the stock option plans at February 28, 2001 and February 29, 2000.

7. NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted net income per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                                                           FISCAL YEAR ENDED
                                                               FEBRUARY 28     FEBRUARY 29     FEBRUARY 28
                                                                  2001            2000            1999
                                                               -------------------------------------------
Numerator:
Numerator for basic and diluted net income per share  -
  net income available to common shareholders..............    $    62,000     $ 4,802,000     $ 4,205,000
                                                               ===========================================
Denominator:
Denominator for basic net income per share-weighted-
  average shares...........................................      8,476,372       8,476,372       8,461,417
Effect of dilutive securities:
Employee stock options.....................................            573           3,823          15,000
                                                               -------------------------------------------
Denominator for diluted net income per share  - adjusted
weighted-average shares....................................      8,476,945       8,480,195       8,476,417
                                                               ===========================================
Basic and diluted net income per common share..............    $       .01     $       .57     $       .50
                                                               ===========================================

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

8. PROFIT-SHARING AND 401(K) SAVINGS PLAN

         The Company has a contributory profit sharing and 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. Contributions are made on a discretionary basis as authorized by the Board of Directors. The Company's contributions to the profit sharing and 401(k) savings plan totaled $226,000, $369,000, and $366,000 for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

9. RELATED PARTY LEGAL FEES

         The Company incurred legal fees with a firm whose principals are shareholders and members of the Board of Directors of the Company of approximately $171,000, $201,000 and $184,000 for the years ended February 28, 2001, February 29, 2000, and February 28, 1999, respectively.

10. OPERATING SEGMENT INFORMATION

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

         The following table summarizes the net sales, revenues, operating income, interest expense, assets, depreciation, and capital expenditures for each reportable segment for the years ended February 28, 2001, February 29, 2000 and February 28, 1999. In the financial statements, other revenues are reflected as a reduction of selling, general, and administrative expenses as discussed in
Note 1 and inter-segment revenue eliminates in consolidation.

-------------------------------------------------------------------------------------------
                                            RETAIL             CREDIT
                                          OPERATIONS         OPERATIONS            TOTAL
-------------------------------------------------------------------------------------------
FOR THE YEAR ENDED FEBRUARY 28, 2001
    Net Sales........................   $  120,662,000     $           --    $  120,622,000
    Other revenues...................        2,842,000         13,181,000        16,023,000
    Inter-segment revenue............               --          1,019,000         1,019,000
    Operating income.................          796,000          4,415,000         5,211,000
    Interest expense.................        1,796,000          3,322,000         5,118,000
    Identifiable assets..............       77,590,000         52,847,000       130,437,000
    Depreciation and amortization....        3,870,000            168,000         4,038,000
    Capital expenditures.............        6,870,000             97,000         6,967,000

                      REEDS JEWELERS, INC. AND SUBSIDIARIES

10. OPERATING SEGMENT INFORMATION (CONTINUED)

-------------------------------------------------------------------------------------------
                                            RETAIL             CREDIT
                                          OPERATIONS         OPERATIONS            TOTAL
-------------------------------------------------------------------------------------------
FOR THE YEAR ENDED FEBRUARY 29, 2000
    Net Sales........................   $  120,861,000     $           --    $  120,861,000
    Other revenues...................        3,530,000         11,763,000        15,293,000
    Inter-segment revenue............               --          1,062,000         1,062,000
    Operating income.................        5,570,000          5,376,000        10,946,000
    Interest expense.................          966,000          2,930,000         3,896,000
    Identifiable assets..............       71,917,000         49,420,000       121,337,000
    Depreciation and amortization....        3,391,000            220,000         3,611,000
    Capital expenditures.............        5,147,000            250,000         5,397,000
FOR THE YEAR ENDED FEBRUARY 28, 1999
    Net Sales........................   $  109,284,000     $           --    $  109,284,000
    Other revenues...................        3,727,000         10,322,000        14,049,000
    Inter-segment revenue............               --            983,000           983,000
    Operating income.................        5,097,000          4,649,000         9,746,000
    Interest expense.................          465,000          3,005,000         3,470,000
    Identifiable assets..............       64,846,000         46,119,000       110,965,000
    Depreciation and amortization....        3,422,000            147,000         3,569,000
    Capital expenditures.............        4,020,000            169,000         4,189,000

                                   SCHEDULE II

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

     Years ended February 28, 2001, February 29, 2000 and February 28, 1999


                                                                    COLUMN C
           COLUMN A                           COLUMN B              ADDITIONS                    COLUMN D           COLUMN E
-------------------------------------------------------------------------------------------------------------------------------
                                             BALANCE AT     CHARGED TO       CHARGED TO                            BALANCE AT
                                            BEGINNING OF    COSTS AND          OTHER                                 END OF
          DESCRIPTION                          PERIOD        EXPENSES         ACCOUNTS           DEDUCTIONS          PERIOD
-------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED FEBRUARY 28, 2001:
   Allowance for doubtful accounts.......   $  4,060,000    $  5,862,000    $         --       $  5,660,000(1)    $  4,262,000
   Valuation allowance for deferred
      tax assets.........................        163,000              --              --              1,000(3)         162,000
                                            -----------------------------------------------------------------------------------
                                            $  4,223,000    $  5,862,000    $         --       $  5,661,000       $  4,424,000
                                            ===================================================================================

YEAR ENDED FEBRUARY 29, 2000:
   Allowance for doubtful accounts.......   $  3,782,000    $  4,950,000    $         --       $  4,672,000(1)    $  4,060,000
   Valuation allowance for deferred
      tax assets.........................        157,000              --           6,000(2)              --            163,000
                                            -----------------------------------------------------------------------------------
                                            $  3,939,000    $  4,950,000    $      6,000       $  4,672,000       $  4,223,000
                                            ===================================================================================

YEAR ENDED FEBRUARY 28, 1999:
    Allowance for doubtful accounts......   $  3,338,000    $  4,234,000    $         --       $  3,790,000(1)    $  3,782,000
    Valuation allowance for deferred
        tax assets.......................        178,000              --              --             21,000(3)         157,000
                                            -----------------------------------------------------------------------------------
                                            $  3,516,000    $  4,234,000    $         --       $  3,811,000       $  3,939,000
                                            ===================================================================================


(1) uncollectible accounts written off.
(2) state deferred tax assets unlikely to be realized.
(3) state deferred tax assets likely to be realized.