Form 10-K405/A
period 2001-02-28
REEDS JEWELERS INC
filed 2001-05-29
CIK 805900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  -------------

                                  FORM 10-K/A

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

*        21       List of Subsidiaries of the Registrant

**       23       Consent of Ernst & Young LLP

(b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT.

         None.


*  Previously filed
** Filed herewith

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