Form 10-Q
period 2001-05-31
REEDS JEWELERS INC
filed 2001-07-13
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                  ------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 2001
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

         The number of outstanding shares of Common Stock, par value $0.10 per share, as of July 13, 2001 was 8,476,372.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Reeds Jewelers, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended February 28, 2001.

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                  FEBRUARY 28            MAY 31               MAY 31
                                                                      2001                2001                 2000
                                                                  ------------        ------------        ------------
                          ASSETS                                                       (UNAUDITED)         (UNAUDITED)
Current assets:
 Cash and cash equivalents ...............................        $    685,000        $    832,000        $    666,000
 Accounts receivable:
   Customers, less allowance for doubtful accounts
   of $4,262,000, $3,903,000 and $3,845,000 ..............          49,008,000          44,883,000          46,416,000
   Other .................................................           1,191,000           1,361,000             991,000
 Merchandise inventories .................................          48,552,000          53,401,000          54,777,000
 Income taxes receivable .................................             604,000           1,258,000             344,000
 Deferred income taxes, net of valuation allowance of
    $149,000, $138,000 and $144,000 ......................           2,194,000           2,065,000           2,124,000
 Other ...................................................           1,018,000             769,000             696,000
                                                                  ------------        ------------        ------------
      Total current assets ...............................         103,252,000         104,569,000         106,014,000

Property, furniture and equipment:
 Land and building .......................................              83,000              83,000              83,000
 Furniture and equipment .................................          25,421,000          26,585,000          24,481,000
 Leasehold improvements ..................................          12,336,000          12,524,000          11,747,000
                                                                  ------------        ------------        ------------
                                                                    37,840,000          39,192,000          36,311,000
 Less accumulated depreciation and amortization ..........          19,662,000          20,361,000          20,081,000
                                                                  ------------        ------------        ------------
      Net property, furniture and equipment ..............          18,178,000          18,831,000          16,230,000

Other assets:
 Goodwill, net of accumulated amortization of
   $2,993,000, $3,104,000 and $2,658,000 .................           5,403,000           5,291,000           5,737,000
 Deferred income taxes, net of valuation allowance of
   $13,000, $18,000 and $12,000 ..........................             195,000             275,000             178,000
 Restricted investments (Note C) .........................           2,580,000           2,514,000                  --
 Miscellaneous ...........................................             829,000             893,000             759,000
                                                                  ------------        ------------        ------------
                                                                     9,007,000           8,973,000           6,674,000
                                                                  ------------        ------------        ------------
TOTAL ASSETS .............................................        $130,437,000        $132,373,000        $128,918,000
                                                                  ============        ============        ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ........................................        $ 13,418,000        $ 18,441,000        $ 15,657,000
 Accrued compensation ....................................           2,305,000           1,827,000           1,880,000
 Accrued expenses ........................................           2,348,000           2,331,000           3,107,000
 Deferred revenue (Note D) ...............................                  --                  --             182,000
                                                                  ------------        ------------        ------------
      Total current liabilities ..........................          18,071,000          22,599,000          20,826,000

Revolving credit note (Note E) ...........................          63,761,000          63,224,000          61,583,000
Subordinated notes payable to shareholders ...............             845,000             845,000             845,000
Deferred income taxes ....................................           2,517,000           2,212,000           1,148,000
Other long-term liabilities ..............................             211,000             212,000             213,000
                                                                  ------------        ------------        ------------
      Total liabilities ..................................          85,405,000          89,092,000          84,615,000

Shareholders' equity:
 Common stock, par value $0.10 per share;
   25,000,000 shares authorized; 8,476,372 shares
   issued and outstanding in 2001 and 2000 ...............             847,000             847,000             847,000
Additional paid-in capital ...............................          10,560,000          10,560,000          10,560,000
Retained earnings ........................................          33,625,000          31,874,000          32,896,000
                                                                  ------------        ------------        ------------
       Total shareholders' equity ........................          45,032,000          43,281,000          44,303,000
                                                                  ------------        ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............        $130,437,000        $132,373,000        $128,918,000
                                                                  ============        ============        ============

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                               THREE MONTHS ENDED MAY 31
                                                               2001                 2000
                                                          ------------         ------------

Net sales ........................................        $ 21,293,000         $ 24,139,000
Cost of sales ....................................          10,883,000           11,726,000
                                                          ------------         ------------
     Gross profit ................................          10,410,000           12,413,000
Selling, general and administrative expenses .....          10,863,000           11,310,000
Depreciation and amortization ....................           1,014,000              960,000
                                                          ------------         ------------
     Operating (loss) earnings ...................          (1,467,000)             143,000
Interest expense .................................           1,108,000            1,138,000
                                                          ------------         ------------
Loss before income taxes .........................          (2,575,000)            (995,000)
Income tax benefit ...............................            (824,000)            (328,000)
                                                          ------------         ------------
Net loss .........................................        $ (1,751,000)        $   (667,000)
                                                          ============         ============

Basic and diluted net loss per common share.......        $      (0.21)        $      (0.08)
                                                          ============         ============


Weighted average shares outstanding - diluted.....           8,476,372            8,476,372
                                                          ============         ============

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MAY 31
                                                                          2001                2000
                                                                      -----------         -----------

OPERATING ACTIVITIES
Net loss .....................................................        $(1,751,000)        $  (667,000)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation .............................................            882,000             830,000
    Amortization .............................................            132,000             130,000
    Loss on sale of property, furniture and equipment ........             12,000              42,000

Changes in operating assets and liabilities:
    Accounts receivable ......................................          3,955,000           1,904,000
    Merchandise inventories ..................................         (4,849,000)         (8,524,000)
    Other current assets and other assets ....................            231,000            (254,000)
    Accounts payable .........................................          5,023,000           2,802,000
    Accrued compensation and expenses ........................           (495,000)         (1,294,000)
    Deferred revenue .........................................                 --            (132,000)
    Income taxes .............................................           (910,000)         (2,232,000)
    Other long-term liabilities ..............................              1,000                  --
                                                                      -----------         -----------
Net cash provided by (used in) operating activities ..........          2,231,000          (7,395,000)

INVESTING ACTIVITIES
Purchases of property, furniture and equipment ...............         (1,547,000)         (2,058,000)
                                                                      -----------         -----------
Net cash used in investing activities ........................         (1,547,000)         (2,058,000)

FINANCING ACTIVITIES
Net (payments on) proceeds from revolving credit note ........           (537,000)          9,224,000
                                                                      -----------         -----------
Net cash (used in) provided by financing activities ..........           (537,000)          9,224,000
                                                                      -----------         -----------

Net increase (decrease) in cash and cash equivalents .........            147,000            (229,000)
Cash and cash equivalents at beginning of period .............            685,000             895,000
                                                                      -----------         -----------
Cash and cash equivalents at end of period ...................        $   832,000         $   666,000
                                                                      ===========         ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest ...................................................        $ 1,134,000         $ 1,046,000
                                                                      ===========         ===========
  Income taxes ...............................................        $    10,000         $ 2,250,000
                                                                      ===========         ===========

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       MANAGEMENT'S OPINION

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended February 28, 2001.

Management of Reeds Jewelers, Inc. believes that the consolidated financial statements contained herein contain all adjustments necessary to present fairly the financial position, consolidated results of operations, and cash flows for the interim period. Management also believes that all adjustments so made are of a normal and recurring nature.

B.       RECLASSIFICATIONS

Certain reclassifications were made to the 2000 financial statements to conform to the classifications used in 2001. The reclassifications had no effect on net loss or shareholders' equity as previously reported.

C.       RESTRICTED INVESTMENTS

                                                           05/31/01          5/31/00
                                                          ----------        --------
Cash .............................................        $   17,000        $     --
Held-to-maturity investments .....................         2,437,000              --
Equity investment ................................            60,000              --
                                                          ----------        --------
    Total restricted investments .................        $2,514,000        $     --
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

The Company's equity investment, carried at cost, consists of 1,200 shares of Federal Reserve Bank stock with a $50 par value at May 31, 2001.

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

During the first quarter of the fiscal year ended February 28, 1999, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. As a result of this change, the Company continued to recognize existing deferred revenues from previously sold contracts through January 31, 2001 and now recognizes commission revenue for the unrelated third-party extended warranty plans at the time of sale. Previously deferred extended service contract revenue recognized for the quarters ended May 31, 2001 and 2000 of $0 and $121,000, respectively, has been reflected as a reduction of selling, general, and administrative expenses.

E.       DEBT

In April 1999, the Company, its existing banks, and three additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002. Under this agreement, the Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (3.96% at May 31, 2001) plus 200 basis points to 260 basis points or prime (7.00% at May 31, 2001), depending upon the Company's debt-to-worth ratio. As of June 1, 2001, the Company's rate was 30-day LIBOR plus 240 basis points. The Company had $63,224,000 outstanding on this revolver at May 31, 2001, which is classified as a long-term liability based on its expiration date. The revolving credit agreement is collateralized by substantially all of the Company's assets. The various loan agreements contain financial covenants including those that limit dividend payments and additional borrowings and prohibit new store openings if an event of default exists. The Company is in compliance with these covenants, as amended or waived.

F.       OPERATING SEGMENT INFORMATION

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company reports two segments, retail operations and credit operations. Separate financial information is produced internally and is regularly reviewed by the chief operating decision-maker ("CODM"). The retail operations segment consists of all store locations and corporate headquarters. The stores have all been combined into one segment because they have similar basic characteristics, such as the nature of products, and the class of customers for their products. Corporate headquarters is included in this same segment due to the fact that its revenues earned are incidental to the Company's activities and it serves as a support system to the stores. The credit operations segment is primarily engaged in providing and maintaining financing for the Company's customers. This operation is segregated since the CODM evaluates it separately. It also meets one of the three quantitative thresholds, the asset test, since it represents 10.0% or more of the combined assets of all operating segments.

The following table summarizes the net sales, revenues, operating earnings, interest expense, assets, depreciation, and capital expenditures for each reportable segment for the quarters ended May 31, 2001 and 2000. In the financial statements, other revenues are reflected as a reduction of selling, general, and administrative expenses and inter-segment revenue eliminates in consolidation.

-----------------------------------------------------------------------------------------------------
                                                   RETAIL               CREDIT
                                                 OPERATIONS           OPERATIONS            TOTAL
-----------------------------------------------------------------------------------------------------
FOR THE QUARTER ENDED MAY 31, 2001
-----------------------------------------------------------------------------------------------------
NET SALES ..............................        $ 21,293,000         $        --        $  21,293,000
OTHER REVENUES .........................             394,000           3,429,000            3,823,000
INTER-SEGMENT REVENUE ..................                  --             169,000              169,000
OPERATING (LOSS) EARNINGS ..............          (3,080,000)          1,613,000           (1,467,000)
INTEREST EXPENSE .......................             488,000             620,000            1,108,000
IDENTIFIABLE ASSETS ....................          84,375,000          47,998,000          132,373,000
DEPRECIATION AND AMORTIZATION ..........             980,000              34,000            1,014,000
CAPITAL EXPENDITURES ...................           1,547,000                  --            1,547,000
-----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                                                   RETAIL              CREDIT
                                                 OPERATIONS          OPERATIONS            TOTAL
----------------------------------------------------------------------------------------------------
FOR THE QUARTER ENDED MAY 31, 2000
----------------------------------------------------------------------------------------------------
Net Sales ..............................        $ 24,139,000         $        --        $ 24,139,000
Other revenues .........................             650,000           2,978,000           3,628,000
Inter-segment revenue ..................                  --             219,000             219,000
Operating (loss) earnings ..............          (1,309,000)          1,452,000             143,000
Interest expense .......................             333,000             805,000           1,138,000
Identifiable assets ....................          81,955,000          46,963,000         128,918,000
Depreciation and amortization ..........             947,000              13,000             960,000
Capital expenditures ...................           2,026,000              32,000           2,058,000
----------------------------------------------------------------------------------------------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net Sales

Net sales for the first quarter ended May 31, 2001 were down 11.8% to $21,293,000 from $24,139,000 at the end of the first quarter last year. Same store sales, or stores open in comparable periods, decreased 14.5% in the first quarter this year. The lower sales resulted primarily from the general weakness in consumer spending. During the first quarter of fiscal 2002, the Company opened its first store in the state of Missouri in the city of Joplin. The Company also opened stores in the Gaithersburg MD and Waldorf MD markets. At May 31, 2001, the Company operated 118 stores in 20 states compared to 112 stores in 17 states at May 31, 2000.

The sales of a retail jeweler depend upon having the right mixture of merchandise available in its stores. Inventory items that have the most favorable turnover and are the most profitable have been identified as core inventory items. The Company averaged 92.0% in-stock on its core items during first quarter fiscal 2002, compared to 92.2% last year; it averaged 88.7% in-stock on its entire basic merchandise mix compared to 87.0% during the same quarter a year ago. During the quarter ended May 31, 2001, core merchandise accounted for 55.0% of net sales, 71.4% of the items offered in the Company's basic merchandise mix, and 35.8% of its inventory investment. In the same quarter last year, core merchandise accounted for 57.1% of net sales, 78.1% of the items offered in the Company's basic merchandise mix, and 47.0% of its inventory investment. In the first quarter of fiscal 2002 and 2001, the average price of each piece of merchandise sold was $246 and $247, respectively.

Credit sales for the first quarter of fiscal 2002 accounted for 42.7% of net sales compared to 46.9% a year earlier. Although the total transactions during the quarter were down 9.9% compared to last year same quarter, the average transaction size increased 3.9% for credit sales and 2.7% for cash sales. Management believes that its proprietary financing program is a strategic competitive strength and seeks to optimize its risk-reward ratio by financing up to 55.0% of net sales.

  Gross Profit

Gross margins were 48.9% of net sales for the first quarter this year, down from 51.4% for the first quarter last year. The decline resulted primarily from increased promotional activity and a change in sales mix. A higher percentage of the sales for the quarter ended May 31, 2001 were higher-priced, specialty items that carry a lower gross profit.

   Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative expenses as a percentage of net sales were 51.0% and 46.9% for the quarters ended May 31, 2001 and 2000, respectively. Significant expense categories are reflected on a normalized basis for the first quarters of the last two fiscal years in the following table:


------------------------------------------------------------------------------

                                                           2002          2001
                                                          ------        ------

Compensation - salaries & hourly wages ...........         25.3%        20.3%
Compensation - bonuses & commissions .............          2.9%         3.8%
Compensation - benefits & other personnel costs ..          5.6%         5.7%
Rents for space ..................................         13.9%        11.4%
Advertising ......................................          3.9%         5.3%
Bad debt .........................................          5.2%         4.7%
Finance charges ..................................        (11.2)%       (9.3)%
Late charge income ...............................         (3.4)%       (1.4)%

------------------------------------------------------------------------------

Selling, general, and administrative expenses increased as a percentage of net sales primarily because of lower sales this year compared to a year ago. Fixed costs, on a per store basis, including occupancy, base compensation and benefits increased 2% from the first quarter of the prior year. However, due to decreased variable expenses relating to sales and the effort by management to control other expenses, total SG&A expenses have decreased $447,000 or 4.0% over the prior year.

Bad debt expense decreased to $1,109,000 from $1,141,000 although lower sales caused it to be higher as a percentage of net sales - 5.2% for the quarter compared to 4.7% a year earlier. Gross write-offs for bad debts were $1,780,000 versus $1,614,000 in the same quarter last year. Net write-offs, after recovery of amounts previously written off, were $1,468,000 and $1,357,000 for the first quarter of the current and prior fiscal year, respectively. The allowance for doubtful accounts was 8.00% and 7.65% of gross customer receivables at the end of the first fiscal quarter of 2002 and 2001, respectively. The average delinquent account (accounts more than 90 days past due) represented 12.2% and 10.1% of the Company's accounts receivable portfolio for the first quarter of fiscal 2002 and 2001, respectively. The Company's policies and procedures regarding credit authorization, collection, and write-offs have not changed significantly during each of the two periods. The average approval rate on applications was 42.0% for the first quarter of the current year and 45.3% for the first quarter last year.

In the first quarter of fiscal 1999 the Company began selling extended service agreements on behalf of an unrelated third party versus selling them in-house. The Company continued to recognize deferred revenue from extended service agreements previously sold by the Company through January 31, 2001. The Company now recognizes commission revenue for the unrelated third-party extended service agreements at the time of sale. Previously deferred extended service agreements revenue recognized for the quarters ended May 31, 2001 and 2000 of $0 and $121,000, respectively, as well as commission revenues of $394,000 and $528,000 for the quarters ended May 31, 2001 and 2000, respectively, have been reflected as a reduction of selling, general, and administrative expenses. Extended service agreements equaled 1.8% and 2.7% of net sales during the quarters ended May 31, 2001 and 2000, respectively.

   Interest Expense

Interest expense decreased $30,000 or 2.6% over the prior year to $1,108,000 for the quarter. The Company's effective pre-tax interest rate during the quarter dropped to 6.8% from 7.8% for the same period in the previous year, however, savings from the reduced interest rate were offset by an 11.3% increase in average borrowings.

   Income Taxes

The benefit for income taxes was $824,000 during the first quarter ended May 31, 2001, compared to a benefit of $328,000 for the same period a year earlier. The Company's anticipated net effective tax rate was 32.0% and 33.0% in the first quarters of fiscal 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash for purchasing inventory, opening new stores, making leasehold improvements, enhancing technology, and acquiring equipment. Working capital needs normally peak in the fall as the Company increases inventories to meet anticipated demand during the Christmas selling season. Working capital requirements will be financed by funds generated from operations and bank lines described below. Cash provided by operations for the three months ending May 31, 2001 was $2,231,000 and cash used in operations was $7,395,000 for the three months ending May 31, 2000.

The continuing weakness in net sales, lower accounts receivable because customer payments are significantly exceeding new charge sales, and reduced inventory levels for this time of year as purchases have been slowed in response to the lower sales have had the effect of reducing the amount of borrowings the Company can make under its revolving credit facility. As a result, the Company has slowed payments to its suppliers.

The Company is presently negotiating for an increased revolving credit facility with various lenders. If successful, the Company expects to enter into a 3-year agreement within about 60 days for a revolving credit facility of $72.5 million. However, there is no assurance that this agreement will be completed and the inability to obtain this facility would have an adverse effect on the Company's cash flows.

In addition, in order to reduce pressure on its cash flows, the Company has reduced its plans for store expansion and capital expenditures until results improve. The Company has also laid off about 2% of its staff, and continues to review other options to relieve pressures on its cash flow.

  Working Capital

Working capital decreased 3.8% at May 31, 2001 to $81,970,000 from $85,188,000 at May 31, 2000. The resulting ratio of current assets to current liabilities as of May 31, 2001 was 4.6 to 1, compared to 5.1 to 1 at May 31, 2000. Capital expenditures totaled $1,547,000 and $2,058,000 for the three months ended May 31, 2001 and 2000, respectively. The Company opened three stores during the quarter ended May 31, 2001. Management plans to open 3-6 additional stores this fiscal year.

  Debt

In April 1999, the Company, its existing banks, and three additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002. Under this agreement, the Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (3.96% at May 31, 2001) plus 200 basis points to 260 basis points or prime (7.00% at May 31, 2001), depending upon the Company's debt-to-worth ratio. As of June 1, 2001, the Company's rate was 30-day LIBOR plus 240 basis points.

Borrowings under the Company's revolving credit facility averaged $64.0 million during the first quarter of fiscal 2002 and $57.4 million during the same quarter a year ago. The maximum borrowings outstanding under the facility at any time during each of the quarters were $65.0 million and $61.8 million, respectively. The Company had $63,224,000 outstanding on this revolver at May 31, 2001, which is classified as a long-term liability based on its expiration date. The revolving credit agreement is collateralized by substantially all of the Company's assets. The various loan agreements contain financial covenants including those that limit dividend payments and additional borrowings and prohibit new store openings if an event of default exists. The Company is currently in compliance with these covenants, as amended or waived. The Company is presently negotiating for an increased revolving credit facility with various lenders.

The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (7.00% at May 31, 2001) quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note, which is collateralized by substantially all of the Company's assets.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Various forward-looking statements have been made throughout this discussion, including comments about:

         (i)      planned store openings;
         (ii)     goals for the mix of credit and cash sales; and
         (iii)    expected increase in approval rates on credit applications.

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

                 Not applicable.

         (b)     Reports on Form 8-K.

                 Not applicable.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           REEDS JEWELERS, INC.


        July 13, 2001                       /s/   James R. Rouse
                                           ------------------------
                                                James R. Rouse
                                                 Treasurer and
                                            Chief Financial Officer