Form 10-Q
period 2001-08-31
REEDS JEWELERS INC
filed 2001-10-15
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                  ------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED AUGUST 31, 2001
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of October 15, 2001 was 8,476,372.

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

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            FEBRUARY 28        AUGUST 31         AUGUST 31
                                                               2001              2001              2000
                                                           ------------      ------------      ------------
                          ASSETS                                              (UNAUDITED)       (UNAUDITED)
Current assets:
 Cash and cash equivalents ..........................      $    685,000      $    776,000      $    768,000
 Accounts receivable:
     Customers, less allowance for doubtful accounts
      of $4,262,000, $3,730,000 and $3,800,000 ......        49,008,000        42,902,000        45,879,000
      Other .........................................         1,191,000           993,000           748,000
 Merchandise inventories ............................        48,552,000        52,066,000        55,908,000
 Income taxes receivable ............................           604,000         2,421,000         1,011,000
 Deferred income taxes, net of valuation allowance of
    $149,000, 132,000 and $141,000 ..................         2,194,000         1,939,000         1,971,000
 Other ..............................................         1,018,000         1,020,000           637,000
                                                           ------------      ------------      ------------
        Total current assets ........................       103,252,000       102,117,000       106,922,000

Property, furniture and equipment:
 Land and building ..................................            83,000            83,000            83,000
 Furniture and equipment ............................        25,421,000        27,362,000        26,170,000
 Leasehold improvements .............................        12,336,000        12,303,000        11,758,000
                                                           ------------      ------------      ------------
                                                             37,840,000        39,748,000        38,011,000
 Less accumulated depreciation and amortization .....        19,662,000        20,654,000        20,337,000
                                                           ------------      ------------      ------------
        Net property, furniture and equipment .......        18,178,000        19,094,000        17,674,000

Other assets:
 Goodwill, net of accumulated amortization of
   $2,993,000, $3,216,000 and $2,770,000 ............         5,403,000         5,180,000         5,626,000
 Deferred income taxes, net of valuation allowance of
   $13,000, $19,000 and $13,000 .....................           195,000           284,000           183,000
 Restricted investments (Note C) ....................         2,580,000         2,367,000         2,539,000
 Miscellaneous ......................................           829,000           975,000           781,000
                                                           ------------      ------------      ------------
                                                              9,007,000         8,806,000         9,129,000
                                                           ------------      ------------      ------------
TOTAL ASSETS ........................................      $130,437,000      $130,017,000      $133,725,000
                                                           ============      ============      ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ...................................      $ 13,418,000      $ 21,944,000      $ 19,357,000
 Accrued compensation ...............................         2,305,000         1,287,000         1,937,000
 Accrued expenses ...................................         2,348,000         1,951,000         2,654,000
 Deferred revenue (Note D) ..........................                --                --            81,000
 Current portion of long-term debt (Note E) .........                --        60,100,000                --
                                                           ------------      ------------      ------------
       Total current liabilities ....................        18,071,000        85,282,000        24,029,000

Revolving credit note (Note E) ......................        63,761,000                --        64,570,000
Subordinated notes payable to shareholders ..........           845,000           845,000           845,000
Deferred income taxes ...............................         2,517,000         2,095,000         1,000,000
Other long-term liabilities .........................           211,000           874,000           213,000
                                                           ------------      ------------      ------------
       Total liabilities ............................        85,405,000        89,096,000        90,657,000

Shareholders' equity:
 Common stock, par value $0.10 per share;
   25,000,000 shares authorized; 8,476,372 shares
   issued and outstanding in 2001 and 2000 ..........           847,000           847,000           847,000
Additional paid-in capital ..........................        10,560,000        10,560,000        10,560,000
Retained earnings ...................................        33,625,000        29,514,000        31,661,000
                                                           ------------      ------------      ------------
       Total shareholders' equity ...................        45,032,000        40,921,000        43,068,000
                                                           ------------      ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........      $130,437,000      $130,017,000      $133,725,000
                                                           ============      ============      ============

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             AUGUST 31                             AUGUST 31
                                                      2001               2000               2001               2000
                                                  ------------       ------------       ------------       ------------
Net sales ..................................      $ 22,306,000       $ 24,309,000       $ 43,599,000       $ 48,448,000
Cost of sales ..............................        12,146,000         12,225,000         23,029,000         23,951,000
                                                  ------------       ------------       ------------       ------------
          Gross profit .....................        10,160,000         12,084,000         20,570,000         24,497,000
Selling, general and administrative expenses        11,532,000         11,563,000         22,395,000         22,873,000
Depreciation and amortization ..............         1,063,000          1,015,000          2,077,000          1,975,000
                                                  ------------       ------------       ------------       ------------
          Operating loss ...................        (2,435,000)          (494,000)        (3,902,000)          (351,000)
Interest expense ...........................         1,036,000          1,349,000          2,144,000          2,487,000
                                                  ------------       ------------       ------------       ------------
Loss before income taxes ...................        (3,471,000)        (1,843,000)        (6,046,000)        (2,838,000)
Income tax benefit .........................        (1,111,000)          (608,000)        (1,935,000)          (936,000)
                                                  ------------       ------------       ------------       ------------
Net loss ...................................      $ (2,360,000)      $ (1,235,000)      $ (4,111,000)      $ (1,902,000)
                                                  ============       ============       ============       ============



Basic and diluted net loss per common
share ......................................      $      (0.28)      $      (0.15)      $      (0.49)      $      (0.22)
                                                  ============       ============       ============       ============

Weighted average shares outstanding -
diluted ....................................         8,476,372          8,476,372          8,476,372          8,476,372
                                                  ============       ============       ============       ============

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                 AUGUST 31,         AUGUST 31,
                                                                    2001               2000
                                                                ------------       ------------

OPERATING ACTIVITIES
Net loss .................................................      $ (4,111,000)      $ (1,902,000)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
         Depreciation ....................................         1,796,000          1,714,000
         Amortization ....................................           281,000            261,000
         Loss on sale of property, furniture and equipment            18,000            130,000
Changes in operating assets and liabilities:
         Accounts receivable .............................         6,304,000          2,017,000
         Merchandise inventories .........................        (3,514,000)        (9,655,000)
         Other current assets and other assets ...........          (206,000)          (237,000)
         Accounts payable ................................         8,526,000          6,502,000
         Accrued compensation and expenses ...............        (1,415,000)        (1,690,000)
         Deferred revenue ................................                --           (233,000)
         Income taxes ....................................        (2,073,000)        (2,232,000)
         Other long-term liabilities .....................           663,000                 --
                                                                ------------       ------------
Net cash provided by (used in) operating activities ......         6,269,000         (5,325,000)

INVESTING ACTIVITIES
Purchases of property, furniture and equipment ...........        (2,730,000)        (4,474,000)
Proceeds from sale of restricted investments .............         2,517,000                 --
Purchase of restricted investments .......................        (2,304,000)        (2,539,000)
                                                                ------------       ------------
Net cash used in investing activities ....................        (2,517,000)        (7,013,000)

FINANCING ACTIVITIES
Net (payments on) proceeds from revolving credit note ....        (3,661,000)        12,211,000
                                                                ------------       ------------
Net cash (used in) provided by financing activities ......        (3,661,000)        12,211,000
                                                                ------------       ------------

Net increase (decrease) in cash and cash equivalents .....            91,000           (127,000)
Cash and cash equivalents at beginning of period .........           685,000            895,000
                                                                ------------       ------------
Cash and cash equivalents at end of period ...............      $    776,000       $    768,000
                                                                ============       ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest .............................................      $  2,170,000       $  2,348,000
                                                                ============       ============
    Income taxes .........................................      $     53,000       $  2,308,000
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

C.       RESTRICTED INVESTMENTS

                                       08/31/01        08/31/00
                                      ----------      ----------
Cash ...........................      $2,307,000      $  545,000
Held-to-maturity investments ...              --       1,934,000
Equity investment ..............          60,000          60,000
                                      ----------      ----------
    Total restricted investments      $2,367,000      $2,539,000
                                      ==========      ==========


Restricted investments in the accompanying balance sheet represent cash, bonds and stock held by the Company's subsidiary, First Retail Bank N.A., to comply with the Federal Banking Regulations.

The held-to-maturity investments consist of Federal Home Loan Bank bonds. These bonds are stated at cost, as the Company held these securities until maturity in June 2001.

The Company's equity investment, carried at cost, consists of 1,200 shares of Federal Reserve Bank stock with a $50 par value at August 31, 2001.

D.       DEFERRED REVENUE

For the fiscal years ended prior to February 28, 1999, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," revenue from these contracts was deferred and recognized as income on a straight-line basis over the contract period. This deferred revenue is classified as a current liability on the balance sheet. Commission costs that were directly related to the acquisition of these contracts were deferred and charged to expense in proportion to the revenue recognized. All other costs, such as costs of services performed under the contracts, general and administrative expenses, and advertising expenses, were charged to expense as incurred.

During the first quarter of the fiscal year ended February 28, 1999, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. As a result of this change, the Company continued to recognize existing deferred revenues from previously sold contracts through January 31, 2001 and now recognizes commission revenue for the unrelated third-party extended warranty plans at the time of sale. Previously deferred extended service contract revenue recognized for the quarters ended August 31, 2001 and 2000 of $0 and $93,000, respectively, has been reflected as a reduction of selling, general, and administrative expenses.

E.       DEBT

In April 1999, the Company, its existing banks, and three additional banks entered into an amended revolving credit agreement pursuant to which the Company may borrow up to $65,000,000 through June 30, 2002 based on its receivable and inventory balances. Under this agreement, the Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (3.58% at August 31, 2001) plus 200 basis points to 260 basis points or prime (6.50% at August 31, 2001), depending upon the Company's debt-to-worth ratio. As of September 1, 2001, the Company's rate was 30-day LIBOR plus 240 basis points. The Company had $60,100,000 outstanding on this revolver at August 31, 2001, which is classified as a current liability based on its expiration date. The revolving credit agreement is collateralized by substantially all of the Company's assets. The various loan agreements contain certain financial covenants, including those that limit dividend payments, limit additional borrowings, and prohibit new store openings if an event of default occurs under the agreement.

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

The following table summarizes the net sales, revenues, operating earnings, interest expense, assets, depreciation, and capital expenditures for each reportable segment for the quarters and six-months ended August 31, 2001 and 2000. In the financial statements, other revenues are reflected as a reduction of selling, general, and administrative expenses and inter-segment revenue eliminates in consolidation.

                                                 RETAIL               CREDIT
                                               OPERATIONS           OPERATIONS           TOTAL
--------------------------------------------------------------------------------------------------
FOR THE QUARTER ENDED AUGUST 31, 2001
--------------------------------------------------------------------------------------------------
    NET SALES ..........................      $  22,306,000       $          --      $  22,306,000
    OTHER REVENUES .....................            367,000           3,233,000          3,600,000
    INTER-SEGMENT REVENUE ..............                 --             242,000            242,000
    OPERATING (LOSS) EARNINGS ..........         (3,818,000)          1,383,000         (2,435,000)
    INTEREST EXPENSE ...................            557,000             479,000          1,036,000
    IDENTIFIABLE ASSETS ................         84,419,000          45,598,000        130,017,000
    DEPRECIATION AND AMORTIZATION ......          1,029,000              34,000          1,063,000
    CAPITAL EXPENDITURES ...............          1,183,000                  --          1,183,000
--------------------------------------------------------------------------------------------------
For the quarter ended August 31, 2000
--------------------------------------------------------------------------------------------------
    Net Sales ..........................      $  24,309,000       $          --      $  24,309,000
    Other revenues .....................            625,000           3,173,000          3,798,000
    Inter-segment revenue ..............                 --             234,000            234,000
    Operating (loss) earnings ..........         (1,670,000)          1,176,000           (494,000)
    Interest expense ...................            530,000             819,000          1,349,000
    Identifiable assets ................         84,928,000          48,797,000        133,725,000
    Depreciation and amortization ......            967,000              48,000          1,015,000
    Capital expenditures ...............          2,383,000              33,000          2,416,000

--------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED AUGUST 31, 2001
--------------------------------------------------------------------------------------------------
    NET SALES ..........................      $  43,599,000       $          --      $  43,599,000
    OTHER REVENUES .....................            761,000           6,662,000          7,423,000
    INTER-SEGMENT REVENUE ..............                 --             411,000            411,000
    OPERATING (LOSS) EARNINGS ..........         (6,898,000)          2,996,000         (3,902,000)
    INTEREST EXPENSE ...................          1,045,000           1,099,000          2,144,000
    IDENTIFIABLE ASSETS ................         84,419,000          45,598,000        130,017,000
    DEPRECIATION AND AMORTIZATION ......          2,009,000              68,000          2,077,000
    CAPITAL EXPENDITURES ...............          2,730,000                  --          2,730,000
--------------------------------------------------------------------------------------------------
For the six months ended August 31, 2000
--------------------------------------------------------------------------------------------------
    Net Sales ..........................      $  48,448,000       $          --      $  48,448,000
    Other revenues .....................          1,275,000           6,151,000          7,426,000
    Inter-segment revenue ..............                 --             453,000            453,000
    Operating (loss) earnings ..........         (2,979,000)          2,628,000           (351,000)
    Interest expense ...................            863,000           1,624,000          2,487,000
    Identifiable assets ................         84,928,000          48,797,000        133,725,000
    Depreciation and amortization ......          1,914,000              61,000          1,975,000
    Capital expenditures ...............          4,409,000              65,000          4,474,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net Sales

Total net sales were down 8.2% to $22,306,000 for the second quarter ended August 31, 2001, compared to $24,309,000 for the second quarter last year. Net sales decreased 10.0% to $43,599,000 for the six months ended August 31, 2001 from $48,448,000 for the same period a year earlier. Same store sales, or stores open in comparable periods, declined 10.7% in the second quarter this year and 12.5% during the six-month period this year. At August 31, 2001, the Company operated 119 stores in 21 states compared to 115 stores in 19 states at August 31, 2000. In the second quarter of fiscal 2002, the Company opened three stores and closed two stores. The Company has no commitments to open additional stores in the remainder of this fiscal year.

The sales of a retail jeweler depend upon having the right mixture of merchandise available in its stores. Core merchandise items are those that are the most profitable and have the highest turnover. The Company averaged 95.7% in-stock on its core items during second quarter fiscal 2002, compared to 96.1% last year; it averaged 93.8% in-stock on its entire basic merchandise mix compared to 94.4% during the same quarter a year ago. For the quarter ended August 31, 2001, core merchandise accounted for 54.3% of net sales, 59.9% of the items offered in the Company's basic merchandise mix, and 35.2% of its inventory investment. During the same quarter last year, core merchandise accounted for 56.7% of net sales, 85.8% of the items offered in the Company's basic merchandise mix, and 41.3% of its inventory investment. The average price of each piece of merchandise sold in second quarter 2002 was $246, down from $249 a year earlier.

Credit sales for the second quarter of fiscal 2002 accounted for 45.3% of net sales compared to 50.4% a year earlier. Although the total transactions during the quarter were down 10.6% compared to last year same quarter, the average transaction size increased 6.7% for credit sales and 10.1% for cash sales.

  Gross Profit

Gross margins were 45.5% during the quarter, down from 49.7% in the second quarter last year. Year-to-date, gross margins were 47.2%, down from 50.6% for the first six months last year. The decrease in gross margins can be attributed to a variation in sales mix and a higher level of promotional activity necessitated by the competitive environment.

   Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative expenses as a percentage of net sales were 51.7% and 47.6% for the quarters ended August 31, 2001 and 2000, respectively. Significant expense categories are reflected on a normalized basis for the second quarters of the last two fiscal years in the following table:

                                                       Quarter Ended              Six Months Ended
                                                   08/31/01      08/31/00      08/31/01      08/31/00
-----------------------------------------------------------------------------------------------------
Compensation - salaries & hourly wages ........      23.9 %        21.4 %        24.6 %        20.9 %
Compensation - bonuses & commissions ..........       3.3 %         3.9 %         3.1 %         3.8 %
Compensation - benefits & other personnel costs       4.9 %         5.9 %         5.2 %         5.8 %
Rents for space ...............................      13.9 %        11.6 %        13.9 %        11.5 %
Advertising ...................................       2.7 %         2.5 %         3.3 %         3.9 %
Bad debt ......................................       6.6 %         5.6 %         5.9 %         5.2 %
Finance charges ...............................     (10.1)%        (9.1)%       (10.7)%        (9.2)%
Late charge income ............................      (3.2)%        (2.4)%        (3.3)%        (1.9)%
-----------------------------------------------------------------------------------------------------

Selling, general, and administrative expenses were 51.7% of net sales compared to 47.6% a year ago due, in large part, to a lower sales volume. However, total SG&A expenses have decreased $31,000 or 0.3% for the quarter and $478,000 or 2.1% year-to-date over the prior year. The lower SG&A expenses are a result of decreased variable expenses relating to sales, as well as management's effort to control other expenses. Fixed costs, on a per store basis, including occupancy, base compensation, and benefits decreased 2.0% from the second quarter of the prior year and year-to-date costs per store remain unchanged.

Bad debt increased to $1,478,000 from $1,355,000 and rose to 6.6% of net sales for the quarter compared to 5.6% a year earlier. Gross write-offs for bad debts were $1,952,000 versus $1,645,000 in the same quarter last year. Net write-offs, after recovery of amounts previously written off, were $1,651,000 and $1,400,000 for the second quarter of the current and prior fiscal year, respectively. The allowance for doubtful accounts was 8.00% and 7.65% of gross customer receivables at the end of the second fiscal quarter of 2002 and 2001, respectively. The average delinquent account (accounts more than 90 days past due) represented 13.3% and 10.5% of the Company's accounts receivable portfolio for the second quarter of fiscal 2002 and 2001, respectively. The average approval rate on applications was 44.8% for the second quarter of the current year and 47.8% for the second quarter last year. The Company's policies and procedures regarding credit authorization, collection, and write-offs have not changed significantly during each of the two periods.

In the first quarter of fiscal 1999 the Company began selling extended service agreements on behalf of an unrelated third party versus selling them in-house. The Company recognized deferred revenue from extended service agreements previously sold by the Company through January 31, 2001. The Company now recognizes commission revenue for the unrelated third-party extended service agreements at the time of sale. Previously deferred extended service agreements revenue recognized for the quarters ended August 31, 2001 and 2000 of $0 and $93,000, respectively, as well as commission revenues of $367,000 and $625,000, respectively, have been reflected as a reduction of selling, general, and administrative expenses. Extended service agreements equaled 1.6% and 2.6% of net sales during the quarters ended August 31, 2001 and 2000, respectively.

   Interest Expense

The average borrowings under the Company's line of credit dropped 1.1% over prior year. The Company's effective pre-tax interest rate during the quarter dropped to 6.5% from 8.4% for the same period in the previous year as a result of the drop in the LIBOR rate. Interest expense for the quarter was $1,036,000, 23.2% lower than the same quarter last year.

   Income Taxes

The benefit from income taxes was $1,111,000 and $608,000 during the second quarters of fiscal 2002 and 2001, respectively. The Company's estimated net effective tax rate was 32.0% during the second quarter ended August 31, 2001 and 33.0% in the second quarter of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash for purchasing inventory, opening new stores, remodeling existing stores, enhancing technology, and servicing debt. Working capital needs normally peak in the fall as the Company increases inventories to meet anticipated demand during the Christmas selling season. Working capital requirements will be financed by funds generated from operations, bank lines, and other steps described below. Cash provided by operations for the first half of the current year was $6,269,000 and cash used in operations was $5,325,000 for the first half of last year.

The Company has slowed payments to its suppliers as a result of several factors including the continuing weakness in net sales. The decreased net sales also have resulted in lower accounts receivables as customer payments are exceeding new charge sales. In addition, the Company has reduced inventory purchases because of the slowdown in consumer spending on discretionary items. The reductions in accounts receivable and inventories have reduced the amount of borrowings the Company can make under its revolving credit facility, so that only $62 - $63 million of its $65 million line is presently available.

As a result of the decreased profitability during the last eighteen months and the reduced liquidity that the Company is experiencing, the Board of Directors and management have carefully evaluated the Company's operating strategy and balance sheet structure, and decided to take the following steps: 1) close a number of stores that are unprofitable and have a negative cash flow; 2) reduce personnel costs; and 3) restructure its balance sheet.

The Company will be closing 14 locations via sales, lease terminations, and lease expirations. The Company has also negotiated the termination of three leases associated with stores to be opened during the fall of this year. The Company incurred costs to obtain the lease terminations, and will realize a write-down of the associated fixed assets when the stores are closed in December and January. The Company is taking steps to close additional under-performing stores. If the Company is successful in closing all the targeted stores, it expects to realize annual improvements in operating cash flows of approximately $1.5 million and in pre-tax earnings of approximately $2.5 million. The Company expects that capital expenditures in the fiscal year ending February 28, 2003 will be less than $1 million.

During the second quarter, the Company reduced its corporate office personnel costs by approximately 20%. The resulting annual cost savings for the reductions in the corporate office are expected to be approximately $1 million. The Company anticipates for each store closed, the annual personnel cost savings will approximate $150,000.

The Company has decided that it is appropriate to take steps to reduce the Company's debt level and corresponding debt-to-equity ratio. As part of its strategy, the Company believes that it should turn to a third-party to both own and service its proprietary credit portfolio. The Company plans to close the sale of its proprietary credit card portfolio before the end of this fiscal year and does not expect to record any write-down from the net stated value of the portfolio.

In anticipation of the sale of its proprietary credit card portfolio, the Company is in the process of unwinding its subsidiary, First Retail Bank, NA. This subsidiary will be liquidated on or about October 30, 2001, and, as a result, the $2.3 million of associated restricted investments, required to be maintained by banking regulations, will immediately become available for general corporate purposes.

In conjunction with the sale of its receivables, the Company is presently negotiating with an asset-based lender for a new revolving bank facility. The facility is expected to be for a term of 2-3 years and would advance against inventories at rates consistent with traditional asset-based lending arrangements. The Company does not expect the interest rate to differ significantly from its existing facility. The Company has not yet received a commitment letter from the asset-based lender, but does expect that it will close on a new facility before the end of the current fiscal year. The lead bank in the Company's current syndication has indicated its interest to participate in the new facility. By implementing its strategic plan, the Company anticipates that it will violate certain covenants under its existing credit facility and is presently negotiating with its existing bank group for covenant modifications.

The balance sheet restructuring is expected to result in one-time charges of between $7 million and $12 million, depending on the number of stores that are closed. All such closings are planned to occur before the end of the current fiscal year. The one-time charges are expected to include a write-off of goodwill of approximately $5 million. If the Company meets its objectives, it expects that its debt-to-equity ratio would drop from more than 1.5 to approximately 1.0.

  Debt

Borrowings under the Company's revolving credit facility averaged $62.4 million during the second quarter of fiscal 2002 and $63.1 million during the second quarter of fiscal 2001. The maximum borrowings outstanding under the facility at any time during each of the quarters were $64.7 million and $65.0 million, respectively.

In April 1999, the Company, its existing banks, and three additional banks entered into an amended revolving credit agreement pursuant to which the Company may borrow up to $65,000,000 through June 30, 2002. Under this agreement, the Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (3.58% at August 31, 2001) plus 200 basis points to 260 basis points or prime (6.50% at August 31, 2001), depending upon the Company's debt-to-worth ratio. As of September 1, 2001, the Company's rate was 30-day LIBOR plus 240 basis points.

The Company had $60,100,000 outstanding on this revolver at August 31, 2001, which is classified as a current liability based on its expiration date. The revolving credit agreement is collateralized by substantially all of the Company's assets. The various loan agreements contain certain financial covenants, including those that limit dividend payments, limit additional borrowings, and prohibit new store openings if an event of default occurs under the agreement. As discussed above, the Company is presently negotiating for a new revolving credit facility with an asset-based lender.

The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (6.50% at August 31, 2001) quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving credit facility, which is collateralized by substantially all of the Company's assets.

  Working Capital

Working capital was $16,835,000 at August 31, 2001 compared to $82,893,000 at August 31, 2000 due to the reclassification of the revolving credit agreement to a current liability. The resulting ratio of current assets to current liabilities as of August 31, 2001 was 1.2 to 1, compared to 4.4 to 1 the same time last year. Capital expenditures totaled $2,730,000 and $4,474,000 for the six months ended August 31, 2001 and 2000, respectively. The Company opened three stores during the quarter ended May 31, 2001 and three stores in the quarter ended August 31, 2001. The Company has no commitments to open additional stores in the remainder of this fiscal year.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Various forward-looking statements have been made throughout this discussion, including comments about:

         (i)      planned store openings and closings;
         (ii) potential sale and any potential write-off of the Company's proprietary credit card portfolio;
         (iii)    potential financing arrangements with banks;
         (iv)     potential write-off of goodwill;
         (v)      other elements of the Company's restructuring plans; and
         (vi)     the future effects of these actions on cash flow and earnings.

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


                                               REEDS JEWELERS, INC.


October 15, 2001                                   /s/   James R. Rouse
                                               --------------------------------
                                                         James R. Rouse
                                                          Treasurer and
                                                   Chief Financial Officer