Form 10-Q
period 2001-11-30
REEDS JEWELERS INC
filed 2002-01-14
CIK 805900

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                  ------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED NOVEMBER 30, 2001
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of January 14, 2002 was 8,476,372.

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

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             FEBRUARY 28       NOVEMBER 30       NOVEMBER 30
                                                                 2001              2001             2000
                                                            -------------     -------------     -------------
                          ASSETS                                               (UNAUDITED)       (UNAUDITED)
Current assets:
 Cash and cash equivalents..............................    $     685,000     $   1,015,000     $     919,000
 Accounts receivable:
     Customers, less allowance for doubtful accounts
       of $4,262,000, $3,619,000 and $3,937,000.........       49,008,000        41,615,000        47,525,000
     Other..............................................        1,191,000         1,374,000         2,139,000
 Merchandise inventories................................       48,552,000        54,795,000        59,977,000
 Income taxes receivable................................          604,000         5,472,000         1,410,000
 Deferred income taxes, net of valuation allowance of
   $149,000, $109,000 and $142,000......................        2,194,000         1,912,000         2,023,000
 Other..................................................        1,018,000           934,000         1,414,000
                                                            -------------     -------------     -------------
        Total current assets............................      103,252,000       107,117,000       115,407,000

Property, furniture and equipment:
 Land and building......................................           83,000            83,000            83,000
 Furniture and equipment................................       25,421,000        24,893,000        26,679,000
 Leasehold improvements.................................       12,336,000        12,534,000        11,912,000
                                                            -------------     -------------     -------------
                                                               37,840,000        37,510,000        38,674,000
 Less accumulated depreciation and amortization.........       19,662,000        20,858,000        19,615,000
                                                            -------------     -------------     -------------
        Net property, furniture and equipment...........       18,178,000        16,652,000        19,059,000

Other assets:
 Goodwill, net of accumulated amortization of
   $2,993,000, $0 and $2,882,000........................        5,403,000                 -         5,514,000
 Deferred income taxes, net of valuation allowance of
   $13,000, $39,000 and $11,000.........................          195,000           676,000           165,000
 Restricted investments (Note C)........................        2,580,000                 -         2,628,000
 Miscellaneous..........................................          829,000           973,000           869,000
                                                            -------------     -------------     -------------
                                                                9,007,000         1,649,000         9,176,000
                                                            -------------     -------------     -------------
TOTAL ASSETS............................................    $ 130,437,000     $ 125,418,000     $ 143,642,000
                                                            =============     =============     =============

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable.......................................    $  13,418,000     $  24,509,000     $  30,442,000
 Accrued compensation...................................        2,305,000         1,808,000         1,901,000
 Accrued expenses.......................................        2,348,000         5,180,000         3,417,000
 Deferred revenue (Note D)..............................                -                 -            11,000
 Current portion of long-term debt (Note E).............                -        59,125,000                 -
                                                            -------------     -------------     -------------
       Total current liabilities........................       18,071,000        90,622,000        35,771,000

Revolving credit note (Note E)..........................       63,761,000                 -        62,689,000
Subordinated notes payable to shareholders..............          845,000           845,000           845,000
Deferred income taxes...................................        2,517,000         1,268,000         1,823,000
Other long-term liabilities.............................          211,000           855,000           213,000
                                                            -------------     -------------     -------------
       Total liabilities................................       85,405,000        93,590,000       101,341,000

Shareholders' equity:
 Common stock, par value $0.10 per share;
   25,000,000 shares authorized; 8,476,372 shares
   issued and outstanding in 2001 and 2000..............          847,000           847,000           847,000
Additional paid-in capital..............................       10,560,000        10,560,000        10,560,000
Retained earnings.......................................       33,625,000        20,421,000        30,894,000
                                                            -------------     -------------     -------------
       Total shareholders' equity.......................       45,032,000        31,828,000        42,301,000
                                                            -------------     -------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...               $ 130,437,000     $ 125,418,000     $ 143,642,000
                                                            =============     =============     =============

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           NOVEMBER 30                    NOVEMBER 30
                                                     2001            2000             2001            2000
                                                 -------------    -------------   -------------   -------------
Net sales......................................  $  24,670,000    $  27,296,000   $  68,269,000   $  75,744,000
Cost of sales..................................     13,056,000       14,168,000      36,085,000      38,119,000
                                                 -------------    -------------   -------------   -------------
          Gross profit.........................     11,614,000       13,128,000      32,184,000      37,625,000
Selling, general and administrative expenses...     12,415,000       11,904,000      34,810,000      34,777,000
Depreciation and amortization..................        897,000        1,010,000       2,974,000       2,985,000
Restructuring charge (Note G)..................      4,864,000                -       4,864,000               -
Asset impairment charge (Note H)...............      5,983,000                -       5,983,000               -
                                                 -------------    -------------   -------------   -------------
          Operating (loss) earnings............    (12,545,000)         214,000     (16,447,000)       (137,000)
Interest expense...............................        826,000        1,359,000       2,970,000       3,847,000
                                                 -------------    -------------   -------------   -------------
Loss before income taxes.......................    (13,371,000)      (1,145,000)    (19,417,000)     (3,984,000)
Income tax benefit.............................     (4,278,000)        (378,000)     (6,213,000)     (1,315,000)
                                                 -------------    -------------   -------------   -------------
Net loss.......................................  $  (9,093,000)   $    (767,000)  $ (13,204,000)  $  (2,669,000)
                                                 =============    =============   =============   =============



Basic and diluted net loss per common share....  $       (1.07)   $       (0.09)  $       (1.56)  $       (0.31)
                                                 =============    =============   =============   =============

Weighted average shares outstanding - diluted..      8,476,372        8,476,372       8,476,372       8,476,372
                                                 =============    =============   =============   =============

                      REEDS JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED      NINE MONTHS ENDED
                                                                    NOVEMBER 30,           NOVEMBER 30,
                                                                        2001                   2000
                                                                 -----------------      -----------------
OPERATING ACTIVITIES
Net loss.....................................................     $ (13,204,000)          $  (2,669,000)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
         Asset impairment charge.............................         5,983,000                       -
         Depreciation........................................         2,657,000               2,591,000
         Amortization........................................           317,000                 394,000
         Loss on sale of property, furniture and equipment...           659,000                 278,000
Changes in operating assets and liabilities:
         Accounts receivable.................................         7,210,000              (1,419,000)
         Merchandise inventories.............................        (6,243,000)            (13,724,000)
         Other current assets and other assets...............          (154,000)             (1,123,000)
         Accounts payable....................................        11,091,000              17,587,000
         Accrued compensation and expenses...................         2,335,000                (963,000)
         Deferred revenue....................................                 -                (303,000)
         Income taxes........................................        (6,316,000)             (1,443,000)
         Other long-term liabilities.........................           644,000                       -
                                                                  -------------           -------------
Net cash provided by (used in) operating activities..........         4,979,000                (794,000)

INVESTING ACTIVITIES
Proceeds from sale of property, furniture and equipment......           342,000                       -
Purchases of property, furniture and equipment...............        (2,935,000)             (6,884,000)
Proceeds from sale of restricted investments.................         2,580,000                       -
Purchase of restricted investments...........................                 -              (2,628,000)
                                                                  -------------           -------------
Net cash used in investing activities........................           (13,000)             (9,512,000)

FINANCING ACTIVITIES
Net (payments on) proceeds from revolving credit note........        (4,636,000)             10,330,000
                                                                  -------------           -------------
Net cash (used in) provided by financing activities..........        (4,636,000)             10,330,000
                                                                  -------------           -------------

Net increase in cash and cash equivalents....................           330,000                  24,000
Cash and cash equivalents at beginning of period.............           685,000                 895,000
                                                                  -------------           -------------
Cash and cash equivalents at end of period...................     $   1,015,000           $     919,000
                                                                  =============           =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest.................................................     $   3,070,000           $   3,718,000
                                                                  =============           =============
    Income taxes.............................................     $      19,000           $   2,328,000
                                                                  =============           =============

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

C.   RESTRICTED INVESTMENTS

--------------------------------------------------------------------------------
                                              11/30/01               11/30/00
--------------------------------------------------------------------------------
    Cash.................................    $       -             $   45,000
    Held-to-maturity investments.........            -              2,523,000
    Equity investment....................            -                 60,000
                                             ---------             ----------
        Total restricted investments.....    $       -             $2,628,000
                                             =========             ==========

--------------------------------------------------------------------------------

Restricted investments in the accompanying balance sheet represent cash, bonds, and stock held by the Company's subsidiary, First Retail Bank N.A., to comply with the Federal Banking Regulations.

The held-to-maturity investments consist of Federal Home Loan Bank bonds. These bonds are stated at cost at November 30, 2000, as the Company held these securities until maturity in June 2001.

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

During the first quarter of the fiscal year ended February 28, 1999, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. As a result of this change, the Company continued to recognize existing deferred revenues from previously sold contracts through January 31, 2001 and now recognizes commission revenue for the unrelated third-party extended warranty plans at the time of sale. Previously deferred extended service contract revenue recognized for the quarters ended November 30, 2001 and 2000 of $0 and $64,000, respectively, has been reflected as a reduction of selling, general, and administrative expenses.

E.   DEBT

In April 1999, the Company, its existing banks, and three additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002. Under this agreement, the Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (2.15% at November 30, 2001) plus 200 basis points to 260 basis points or the Prime Rate (5.00% at November 30, 2001), depending upon the Company's debt-to-worth ratio. As of December 1, 2001, the Company's rate was the Prime Rate. The Company had $59,125,000 outstanding on this revolver at November 30, 2001, which is classified as a current liability based on its expiration date. The revolving credit agreement is collateralized by substantially all of the Company's assets. The various loan agreements contain financial covenants including those that limit dividend payments and additional borrowings and prohibit new store openings if an event of default exists. The Company is in compliance with these covenants, as amended or waived.

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

The following table summarizes the net sales, revenues, operating earnings, interest expense, assets, depreciation, and capital expenditures for each reportable segment for the quarters and nine-months ended November 30, 2001 and 2000. In the financial statements, other revenues are reflected as a reduction of selling, general, and administrative expenses and inter-segment revenue eliminates in consolidation.

--------------------------------------------------------------------------------
                                           RETAIL        CREDIT
                                         OPERATIONS    OPERATIONS      TOTAL
--------------------------------------------------------------------------------
FOR THE QUARTER ENDED NOVEMBER 30, 2001
--------------------------------------------------------------------------------
    NET SALES.......................... $ 24,670,000  $         -  $ 24,670,000
    OTHER REVENUES.....................      319,000    2,873,000     3,192,000
    INTER-SEGMENT REVENUE..............            -      279,000       279,000
    OPERATING (LOSS) EARNINGS..........  (13,159,000)     614,000   (12,545,000)
    INTEREST EXPENSE...................      425,000      401,000       826,000
    IDENTIFIABLE ASSETS................   83,335,000   42,083,000   125,418,000
    DEPRECIATION AND AMORTIZATION......      863,000       34,000       897,000
    CAPITAL EXPENDITURES...............      205,000            -       205,000
--------------------------------------------------------------------------------
For the quarter ended November 30, 2000
--------------------------------------------------------------------------------
    Net Sales.......................... $ 27,296,000  $         -  $ 27,296,000
    Other revenues.....................      630,000    3,405,000     4,035,000
    Inter-segment revenue..............            -      261,000       261,000
    Operating (loss) earnings..........   (1,279,000)   1,493,000       214,000
    Interest expense...................      551,000      808,000     1,359,000
    Identifiable assets................   93,163,000   50,479,000   143,642,000
    Depreciation and amortization......      960,000       50,000     1,010,000
    Capital expenditures...............    2,339,000        3,000     2,342,000

--------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001
--------------------------------------------------------------------------------
    NET SALES.......................... $ 68,269,000  $         -  $ 68,269,000
    OTHER REVENUES.....................    1,080,000    9,535,000    10,615,000
    INTER-SEGMENT REVENUE..............            -      690,000       690,000
    OPERATING (LOSS) EARNINGS..........  (20,057,000)   3,610,000   (16,447,000)
    INTEREST EXPENSE...................    1,470,000    1,500,000     2,970,000
    IDENTIFIABLE ASSETS................   83,335,000   42,083,000   125,418,000
    DEPRECIATION AND AMORTIZATION......    2,872,000      102,000     2,974,000
    CAPITAL EXPENDITURES...............    2,935,000            -     2,935,000
--------------------------------------------------------------------------------
For the nine months ended November 30, 2000
--------------------------------------------------------------------------------
    Net Sales.......................... $ 75,744,000  $         -  $ 75,744,000
    Other revenues.....................    1,905,000    9,556,000    11,461,000
    Inter-segment revenue..............            -      714,000       714,000
    Operating (loss) earnings..........   (4,258,000)   4,121,000      (137,000)
    Interest expense...................    1,415,000    2,432,000     3,847,000
    Identifiable assets................   93,163,000   50,479,000   143,642,000
    Depreciation and amortization......    2,874,000      111,000     2,985,000
    Capital expenditures...............    6,816,000       68,000     6,884,000

G.   RESTRUCTURING CHARGE

In November 2001, the Company recorded $4,864,000 in restructuring costs associated with the Company's exit from under-performing markets. These costs, in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", represent the cost of closing stores in these markets. The amounts recorded consist of the costs associated with buying out store leases, inventory liquidation costs, and the loss on the sale or abandonment of leasehold improvements and furniture and fixtures. The charge also includes the severance costs associated with reducing its corporate office personnel by approximately 20% and its store personnel by approximately 17%. The Company expects the execution of its restructuring plan to be completed during fiscal year ended February 2003. The remaining liability as of November 30, 2001 was $2,763,000, which is included in accrued expenses on the balance sheet. As of November 30, 2001, the following amounts were recorded:

                Activity For the Quarter Ended November 30, 2001

                                                                    BALANCE AT
                                                     WRITE-OFFS/    NOVEMBER 30,
                                         ACCRUALS      PAYMENTS         2001

Lease exit costs...................   $ 1,242,000    $   807,000    $   435,000
Sale/disposal of fixed assets......     1,966,000        608,000      1,358,000
Inventory liquidation costs........     1,338,000        483,000        855,000
Severance costs....................       318,000        203,000        115,000
                                      -----------    -----------    -----------
     Totals........................   $ 4,864,000    $ 2,101,000    $ 2,763,000
                                      ===========    ===========    ===========

H.   ASSET IMPAIRMENT CHARGE

During the third quarter of fiscal year 2002, the Company recorded an asset impairment charge of $5,983,000. The charge includes a $5,180,000 write-down of goodwill due to the closing of a significant number of stores associated with the goodwill and the decrease in expected future cash flows from the remaining stores. The charge also includes an $803,000 reduction to fair value of the historical cost of assets associated with the Company's e-commerce initiative as a result of reduced revenues and earnings projections for Reeds.com.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net Sales

Net sales decreased 9.6% to $24,670,000 for the third quarter ended November 30, 2001, compared to $27,296,000 for the same quarter last year. Net sales for the nine months ended November 30, 2001 decreased 9.9% to $68,269,000 from $75,744,000 for the same period a year earlier. Same store sales, or stores open in comparable periods, declined 10.6% in the third quarter this year and 11.9% during the nine-month period this year. At November 30, 2001, the Company operated 115 stores in 21 states compared to 120 stores in 19 states at November 30, 2000. During the third quarter of fiscal 2001, the company closed four under performing stores in the Orlando FL, Tallahassee FL, Atlanta GA, and Nashville TN markets. The Company did not open any new stores during the third quarter this year and has no commitments to open stores in the remainder of this fiscal year. The Company is committed to opening one store in Durham NC in March 2002.

The sales of a retail jeweler depend upon having the right mixture of merchandise available in its stores. Core merchandise items are those that are the most profitable and have the highest turnover. The Company averaged 96.3% in-stock on its core items during third quarter fiscal 2002, compared to 96.0% last year; it averaged 93.3% in-stock on its entire basic merchandise mix compared to 94.1% during the same quarter a year ago. For the quarter ended November 30, 2001, core merchandise accounted for 51.4% of net sales, 56.3% of the items offered in the Company's basic merchandise mix, and 31.6% of its inventory investment. During the same quarter last year, core merchandise accounted for 54.8% of net sales, 82.4% of the items offered in the Company's basic merchandise mix, and 39.7% of its inventory investment. The average price of each piece of merchandise sold in the third quarter 2002 was $243, down from $249 a year earlier.

Credit sales for the third quarter of fiscal 2002 accounted for 41.8% of net sales compared to 49.3% a year earlier. Although the total transactions during the quarter were down 13.0% compared to last year same quarter, the average transaction size increased 5.8% for credit sales and 15.2% for cash sales.

   Gross Profit

Gross margins were 47.1% during the quarter, down from 48.1% in the third quarter last year. Year-to-date, gross margins were 47.1%, down from 49.7% for the first nine months last year. The decrease in gross margins can be attributed to a higher level of promotional activity necessitated by the weak economy and the decrease in discretionary spending by consumers.

   Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative expenses as a percentage of net sales were 50.3% and 43.6% for the quarters ended November 30, 2001 and 2000, respectively. The increase as a percentage of net sales is attributable to the lower sales volume. Fixed costs, on a per store basis, including occupancy, base compensation, and benefits decreased 3.7% from the third quarter of the prior year, and year-to-date costs per store decreased 1.2%. Significant expense categories are reflected on a normalized basis for the third quarters of the last two fiscal years in the following table:

--------------------------------------------------------------------------------

                                             Quarter Ended    Nine Months Ended
                                          11/30/01  11/30/00  11/30/01  11/30/00
--------------------------------------------------------------------------------

Compensation - salaries & hourly wages...  20.1 %    20.1 %    23.0 %     20.6 %
Compensation - bonuses & commissions.....   3.1 %     3.6 %     3.1 %      3.7 %
Compensation - benefits & other
  personnel costs........................   4.2 %     4.3 %     4.8 %      5.3 %
Rents for space..........................  12.0 %    10.6 %    13.2 %     11.2 %
Advertising..............................   5.3 %     4.7 %     4.0 %      4.2 %
Bad debt.................................   7.6 %     5.6 %     6.6 %      5.3 %
Finance charges..........................  (8.4)%    (8.4)%    (9.9)%     (8.9)%
Late charge income.......................  (2.3)%    (2.8)%    (2.9)%     (2.2)%

--------------------------------------------------------------------------------


Bad debt increased to $1,887,000 from $1,522,000 and rose to 7.6% of net sales for the quarter compared to 5.6% a year earlier. Gross write-offs for bad debts were $2,212,000 versus $1,607,000 in the same quarter last year. Net write-offs, after recovery of amounts previously written off, were $1,999,000 and $1,385,000 for the third quarter of the current and prior fiscal year, respectively. The allowance for doubtful accounts was 8.00% and 7.65% of gross customer receivables at the end of the third fiscal quarter of 2002 and 2001, respectively. The average delinquent account (accounts more than 90 days past due) represented 13.9% and 11.1% of the Company's accounts receivable portfolio for the third quarter of fiscal 2002 and 2001, respectively. The average approval rate on applications was 40.3% for the third quarter of the current year and 44.0% for the third quarter last year. The Company's policies and procedures regarding credit authorization, collection, and write-offs have not changed significantly during each of the two periods. The Company has entered into a purchase agreement to sell its proprietary credit card portfolio. The Company expects to close the sale before the end of this fiscal year and does not expect to record any write-down from the net stated value of the portfolio.

In the first quarter of fiscal 1999 the Company began selling extended service agreements on behalf of an unrelated third party versus selling them in-house. The Company recognized deferred revenue from extended service agreements previously sold by the Company through January 31, 2001. The Company now recognizes commission revenue for the unrelated third-party extended service agreements at the time of sale. Previously deferred extended service agreements revenue recognized for the quarters ended November 30, 2001 and 2000 of $0 and $64,000, respectively, as well as commission revenues of $319,000 and $566,000, respectively, have been reflected as a reduction of selling, general, and administrative expenses. Extended service agreements equaled 1.3% and 2.3% of net sales during the quarters ended November 30, 2001 and 2000, respectively.

   Interest Expense

The average borrowings on the Company's line of credit dropped 5.8% over prior year. The Company continues to benefit from the general reduction of interest rates. The Company's effective pre-tax interest rate during the quarter dropped to 5.4% from 8.4% for the same period in the previous year. As a result, interest expense for the quarter was $826,000, 39.2% lower than the same quarter last year.

   Income Taxes

The benefit for income taxes was $4,278,000 and $378,000 during the third quarters of fiscal 2002 and 2001, respectively. The Company's anticipated net effective tax rate was 32.0% during the third quarter ended November 30, 2001 and 33.0% in the third quarter of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash for purchasing inventory, opening new stores, remodeling existing stores, enhancing technology, and servicing debt. Working capital needs normally peak in the fall as the Company increases inventories to meet anticipated demand during the Christmas selling season. Working capital requirements will be financed by funds generated from operations, bank lines, and other steps described below. Cash provided by operations for the first nine months of the current year was $4,979,000 and cash used in operations was $794,000 for the first nine months of last year.

Decreased net sales have resulted in lower accounts receivables as customer payments are exceeding new charge sales. In addition, the Company has reduced inventory purchases because of the slowdown in consumer spending on discretionary items. The reductions in accounts receivable and inventories have reduced the amount of borrowings the Company can make under its revolving credit facility, so that only $58 - $60 million of its $65 million line is presently available.

As a result of the decreased profitability during the last eighteen months and the reduced liquidity that the Company has experienced, the Board of Directors and management have implemented a restructuring plan that involves: 1) closing a number of stores that are unprofitable and have a negative cash flow; 2) reducing personnel costs; and 3) restructuring its balance sheet.

The Company has entered into a purchase agreement to sell its proprietary credit card portfolio. The sale is contingent upon the Company having a $30 million two-year revolving bank facility in place by the date of the transaction. The Company expects to close the sale before the end of this fiscal year and does not expect to record any write-down from the net stated value of the portfolio. In anticipation of the sale of its proprietary credit card portfolio, the Company liquidated its subsidiary, First Retail Bank, NA on October 30, 2001, and, as a result, the $2.3 million of associated restricted investments, required to be maintained by banking regulations, became available for general corporate purposes. In conjunction with the sale of its receivables, the Company is negotiating with its lenders for an extension of its revolving bank facility through February 2004.

During the third quarter, Reeds closed four under-performing stores in the following locations: Orlando FL, Atlanta GA, Tallahassee FL, and Nashville TN. In the fourth quarter, the Company will be closing at least 15 additional locations via sales, lease terminations, and lease expirations. The Company recorded a $4.9 million restructuring charge in the third quarter, which included the associated lease termination fees, write-down of fixed assets, costs of closing 19 stores (including severance costs), as well as reducing the corporate headquarters personnel costs by 20%.

The impairment charge includes a $5.2 million write-down of goodwill due to the closing of a significant number of stores associated with the goodwill and the decrease in expected future cash flows from the remaining stores. The charge also includes an $800,000 reduction to fair value of the historical cost of assets associated with the Company's e-commerce initiative as a result of reduced revenues and earnings projections for Reeds.com. The non-recurring charges related to restructuring and impairment total $10.8 million.

Debt

Borrowings under the Company's revolving credit facility averaged $60.4 million during the third quarter of fiscal 2002 and $64.2 million during the same quarter a year ago. The maximum borrowings outstanding under the facility at any time during each of the quarters were $61.9 million and $65.0 million, respectively.

In April 1999, the Company, its existing banks, and three additional banks entered into an amended revolving credit agreement whereby the Company may borrow up to $65,000,000 through June 30, 2002. Under this agreement, the Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (2.15% at November 30, 2001) plus 200 basis points to 260 basis points or the Prime Rate (5.00% at November 30, 2001), depending upon the Company's debt-to-worth ratio. As of December 1, 2001, the Company's rate was the Prime Rate.

The Company had $59,125,000 outstanding on this revolver at November 30, 2001, which is classified as a current liability based on its expiration date. The revolving credit agreement is collateralized by substantially all of the Company's assets. The various loan agreements contain financial covenants including those that limit dividend payments and additional borrowings and prohibit new store openings if an event of default exists. The Company is in compliance with these covenants, as amended or waived.

The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (5.00% at November 30, 2001) quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note, which is collateralized by substantially all of the Company's assets.

Working Capital

Working capital was $16,495,000 at November 30, 2001 compared to $79,636,000 at November 30, 2000 due to the reclassification of the revolving credit agreement to a current liability. The resulting ratio of current assets to current liabilities as of November 30, 2001 was 1.2 to 1, compared to 3.2 to 1 the same time last year. Capital expenditures totaled $2,935,000 and $6,884,000 for the nine months ended November 30, 2001 and 2000, respectively. The Company opened three stores during the quarter ended May 31, 2001; three stores in the quarter ended August 31, 2001 and no new stores were opened during the quarter ended November 30, 2001. The Company does not plan to open any additional stores during the remainder of this fiscal year.

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

     (iv)  other elements of the Company's restructuring plans; and

     (v)   the future effects of these actions on cash flow and earnings.

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


                                                       REEDS JEWELERS, INC.


        January 14, 2002                                  /s/  James R. Rouse
-------------------------------                        -------------------------
                                                            James R. Rouse
                                                            Treasurer and
                                                        Chief Financial Officer