Form 10-K
period 2002-02-28
REEDS JEWELERS INC
filed 2002-05-29
CIK 805900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

_____________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2002

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

Registrant’s telephone number, including area code:
(910) 350-3100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $.10 Par Value
Title of Class

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 8, 2002 (computed by reference to the last reported sales price of the registrant’s common stock on the American Stock Exchange on such date) was $809,874.

     The number of shares outstanding as of May 8, 2002 of the registrant’s common stock, par value $.10 per share, was 8,476,372.

DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated by reference into the indicated Part of the Annual Report of Form 10-K to the extent indicated in such Part:

     Part III of the registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders.

PART I

ITEM 1.  Business

     Reeds Jewelers, Inc. (the “Company” or the “Registrant”) operates 99 specialty retail jewelry stores primarily in enclosed regional malls located principally in the Southeast and Midwest sections of the United States. During the last five years, the Company has opened 45 new stores and closed 46 under-performing stores. Although the Company decreased its net number of stores by one for the five-year period and the number of transactions has decreased at a compound annual rate of 1.8%, net sales have increased at a compound annual rate of 2.9%.

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

Current Year Developments

Restructuring Plan

     In the third quarter of fiscal year 2002, the Board of Directors and management implemented a restructuring plan as a result of the decreased profitability and reduced liquidity that the Company has experienced over the past two years. The restructuring plan involves: 1) closing a number of stores that are unprofitable and have a negative cash flow; 2) reducing personnel costs; and 3) restructuring the balance sheet. The Company closed 23 stores out of a total of 31 identified under-performing stores and terminated lease agreements for 3 new stores scheduled to open during fiscal 2002. The personnel costs at the corporate headquarters were reduced by 20% in anticipation of the store closings. Management continues to negotiate with landlords to secure lease buyouts for the remaining 8 identified stores.

Sale of Private Label Credit Card Portfolio and Discontinuation of a Segment

     As part of the restructuring plan, the Company sold substantially all of the outstanding accounts receivable owned by Reeds Financial Services, Inc. (RFSI), a wholly owned subsidiary of the Company, to Alliance Data Systems Corporation (ADS) on February 28, 2002. The total purchase price for the portfolio was approximately $42.5 million. $6.4 million of the purchase price is contingent upon the performance of the portfolio. The Company will be eligible to receive one-third of the contingent portion after three years based on the Company achieving certain financial ratios. The balance may be received after ten years if the Company renews the private label credit card program agreement with ADS described below. The Company retained approximately $1.2 million of shareholder and corporate accounts and accounts in bankruptcy. No gain or loss was recognized on the transaction net of an allowance for the contingent portion of the purchase price.

     In conjunction with the sale of the accounts receivable portfolio the Company signed a seven-year agreement with Alliance Data Systems whereby ADS will provide a full-service private label credit card program to Reeds Jewelers. In exchange for payment by the Company of a merchant fee based on a percentage of each credit card sale, the program will provide account acquisition and activation, receivables funding, card authorization and data capture, private label credit card issuance, payment processing, statement generation, and customer service. The terms of the agreement limit recourse against Reeds Jewelers based on the customer’s failure to pay; recourse against the Company is restricted to those limited cases where documentation was completed incorrectly or in certain situations involving customer fraud. In anticipation of the sale of its credit card portfolio and the outsourcing of its credit operations, the Company liquidated its credit card bank in Flowery Branch, Georgia in October 2001. In February 2002, the Company closed its credit facility in Wilmington, NC and recorded a $0.4 million loss, net of tax benefit, on the disposal of its credit business.

Revolving Credit Facility

     On February 28, 2002 Reeds Jewelers entered into an asset-based revolving credit agreement with Bank of America, N.A. Under the terms of the agreement, the Company may borrow up to $30 million through February 28, 2005 based on specified percentages of eligible inventory. Also on February 28, 2002, the Company paid off the outstanding balance of $53.6 million on its previous revolving credit facility with the $36.1 million of proceeds from the sale of its customer receivables, $15.8 million from the Bank of America, N.A. revolver, and $1.7 million of subordinated debt.

Principal Markets, Methods of Distribution, and Products

     The Company operates stores under the names of Reeds Jewelers, Mills Jewelers, and Reeds Jewelers Outlet. The Company currently operates one store with the Mills Jewelers name and two stores with the Reeds Jewelers Outlet name. The Mills name is used in a mall where the Company already has a store displaying the Reeds brand. As of February 28, 2002, the Company operated 99 stores, located as follows:

5	in Alabama	1	in Delaware	7	in Florida
5	in Georgia	1	in Iowa	3	in Kansas
1	in Kentucky	1	in Louisiana	10	in Maryland
3	in Michigan	1	in Missouri	7	in Mississippi
18	in North Carolina	1	in Oklahoma	1	in Pennsylvania
8	in South Carolina	5	in Tennessee	5	in Texas
14	in Virginia	2	in West Virginia

     As of May 28, 2002, one new store has opened in North Carolina. Management chooses locations for its stores based upon various demographic factors, the aggregate amount of jewelry business being done in the mall, and the amount of rent that will be charged for the location. The Company does not plan to open any additional stores in the current fiscal year.

     The Company’s stores range in size from approximately 500 to 2,100 square feet of selling space, and average approximately 1,100 square feet of selling space. The stores are designed to invite customers into a well-lit and attractive setting where typically more than 2,000 items will be offered for sale. Promotional displays are changed periodically to provide variety and to reflect special and seasonal events.

     Each of the Company’s stores is operated under a store manager who is responsible for store-level operations. Each store is assigned an assistant manager who is being trained for future assignment as a store manager. There are 4-16 additional sales associates, depending upon the sales volume of the store. In addition to a competitive salary or hourly wage, each store associate has the opportunity to earn incentive compensation based on achieving certain performance objectives and is eligible for various benefits.

     The Company has operated an Internet site, Reeds.com, since December 22, 1999. The e-commerce site offers consumers the opportunity to buy diamond jewelry, gold jewelry, watches and giftware online. Customers can also apply for credit online.

     Reeds Jewelers is committed to attracting and developing a highly talented retail jewelry team. The Company achieves this through multifaceted training opportunities incorporated under the Reeds University umbrella. The Company’s university is designed to provide training and development to the new and seasoned employee. New employees receive intensive structured in-store training that consists of asset protection, product knowledge, customer service, and sales techniques. When a new employee has successfully completed the in-store training, Reeds University offers off site 2-3 day sessions ranging from “Managing the Sales Floor” to “Coaching Your Team.” The university utilizes experienced trainers in each district to offer a variety of courses to new and experienced managers. Reeds University’s enhanced curriculum encompasses a 3 day National Conference for Store Managers that focuses on management, communication, motivation, and selling skills. The Company also offers and encourages tuition reimbursement for job and industry related certifications.

     The Company’s marketing efforts include the use of newspaper inserts, direct mail, television, and radio offering selected items at a variety of price points. The Company advertises throughout the year, but intensifies its efforts for the major gift-giving holidays of Christmas, Mother’s Day, and Valentine’s Day. The Company spent 4.8%, 4.3%, and 4.5% of its net sales for advertising and marketing during the fiscal years ended February 28, 2002 and 2001 and February 29, 2000, respectively.

     The Company believes that customer satisfaction is a valuable form of advertising and therefore stands behind its sales with repair services, return, exchange, and trade-in policies. The Company’s policy is to accept, in exchange for a full refund, any item of merchandise returned in like new condition within thirty days of its purchase. The Company backs its diamond jewelry with a lifetime warranty and also offers a trade-in policy, pursuant to which a customer may exchange a Reeds diamond in partial payment for one of at least double the value of the trade-in.

     Approximately 75% of the merchandise sold in each store is available in all the Company’s stores, and the remainder is chosen to meet the demand for particular merchandise at the individual locations. The Company offers a wide selection of merchandise, including diamond rings and jewelry, gold jewelry and chains, gemstone rings, watches, and other fine jewelry. Most of the diamonds sold by the Company are one carat or less in size, with a limited selection of larger diamonds. Gold jewelry items sold in the Company’s stores are primarily 14 karat, and its gemstone rings contain either precious stones (such as rubies, sapphires, and emeralds) or semi-precious gems (such as opals, blue topaz, amethyst, and garnets). Watches offered by the Company represent many popular brand names in a broad range of price points. Sales by major classes of similar products offered by the Company during each of the last three fiscal years were as follows:

Class	2002	2001	2000

Diamonds & precious gems	57.2%	57.0%	58.0%
Watches	14.7%	14.5%	15.7%
Gold jewelry	9.0%	9.2%	10.2%
Semi-precious gems	7.6%	6.8%	6.3%

     Approximately 91% of the products sold by the Company are purchased through a centralized merchandising department at the Company’s headquarters. The centralization of buying allows the Company to establish long-term relationships with vendors that provide a continuing source of product supply, consistent quality control, and competitive pricing. The average price of a piece of merchandise sold from the Company’s basic merchandise mix in fiscal 2002 was $241 compared to $248 in fiscal 2001 and $242 in fiscal 2000.

     The Company employs experienced buyers who concentrate on purchasing specific product lines from many suppliers in the United States and abroad. Most of the Company’s purchases are finished merchandise, which are obtained at attractive prices and terms or on consignment. Consigned inventory balances were $11,379,000 and $10,157,000 at February 28, 2002 and 2001, respectively.

     The Company has strong inventory control systems, extensive security systems, and loss prevention procedures to maintain low inventory losses. The Company screens employment applicants and provides training in loss prevention to its store associates. Despite these precautions, the Company occasionally experiences losses from theft and maintains insurance to cover such losses. The Company’s losses from inventory shrinkage have been 0.6%, 0.6%, and 0.5% of net sales during each of the last three years.

     The Company does not engage in hedging activities with respect to merchandise held in inventory since it has been able to adjust retail prices to reflect price fluctuations in the commodities that are used in the merchandise it sells. The Company is not subject to substantial currency fluctuations because its purchases are dollar denominated.

     In the fiscal year ended February 28, 2002, the Company’s three largest suppliers accounted for 10.2%, 9.7%, and 7.7%, respectively, of the Company’s total merchandise purchases, with no other supplier accounting for more than 6.4%. Alternate sources exist for all merchandise provided by the Company’s suppliers, with the exception of any particular name brand.

     Diamond products represent more than half of the sales made by the Company and DeBeers Consolidated Mines Ltd. (“DeBeers”) substantially controls the supply and price of this major product. The availability of diamonds to DeBeers and the Company’s suppliers is to some extent dependent on the political situation in diamond producing countries, such as the Democratic Republic of Congo, South Africa, Botswana, Australia, and certain countries of the former Soviet Union. Any sustained interruption in the supply of diamonds from the producing countries could adversely affect the Company and the retail jewelry industry as a whole. DeBeers maintains a large inventory of diamonds outside the producing countries in order to mitigate the impact of volatility in supply from the producing countries. Although changes in DeBeer’s pricing cannot be predicted and could have an adverse impact on the Company’s business, the Company believes DeBeers has had a stabilizing influence on the world diamond markets.

Seasonality

     The Company’s business is seasonal in nature. The fourth quarter, which includes the major part of the Christmas selling season, produces higher sales and earnings than any of the first three quarters. Net sales and net earnings for each quarter as a percentage of annual net sales and net earnings for the three most recent fiscal years were:

Net Sales	2002	2001	2000

First Quarter	18.7%	20.0%	19.4%
Second Quarter	19.5%	20.2%	18.8%
Third Quarter	21.6%	22.6%	21.5%
Fourth Quarter	40.2%	37.2%	40.3%

Net (Loss) Earnings Before Discontinued Operations, Restructuring and Asset Impairment Charges
First Quarter	(45.3)%	0.0%	6.9%
Second Quarter	(54.9)%	0.0%	3.0%
Third Quarter	(28.8)%	0.0%	1.0%
Fourth Quarter	29.0%	100.0%	89.1%

Net (Loss) Earnings
First Quarter	(11.4)%	0.0%	6.9%
Second Quarter	(15.3)%	0.0%	3.0%
Third Quarter	(59.1)%	0.0%	1.0%
Fourth Quarter	(14.2)%	100.0%	89.1%

Credit Operations

     The Company considered its credit operations to be a separate segment of its business because management evaluated it separately from the retail operations of the Company, and also because the credit portfolio and other credit assets represented more than 10% of the combined assets of all operating segments. Additional details required under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” are provided in Note 13 of the Consolidated Financial Statements contained herein.

     The Company extended credit to its customers under a level-pay plan. Credit was granted for varying lengths of time, generally requiring payments of 3.0% of the individual customer’s highest balance, with minimum payments of $25 per month. The Company offered optional insurance coverage for all credit purchases. Accounts were automatically charged off when no full scheduled payment was received for a period of seven consecutive billing cycles. Additionally, accounts were charged off if a total of 12 scheduled payments were missed. On February 28, 2002, Reeds entered into an agreement with Alliance Data Systems Corporation to outsource its private label credit card and discontinued the operations of this segment of the Company. See Note 12 of the Consolidated Financial Statements contained herein and Current Year Developments — Sale of Private Label Credit Card Portfolio and Discontinuation of a Segment in Item 1 of Part I.

     Proprietary credit sales represented 37.7% of net sales in 2002, 43.8% of net sales during 2001 and 45.4% of net sales in 2000. The Company actively promotes sales on its private label credit card, because the average sale is higher, it encourages repeat purchases, and it contributes to the Company’s marketing efforts. In fiscal 2002 the average private label credit sale was $531, compared to an average sale of $132 for purchases made with cash, checks, and non-Reeds credit cards.

Competition

     The retail jewelry industry is highly competitive and fragmented, with a large number of independent jewelry retailers. According to National Jeweler, a trade publication, the Company is the ninth largest retail jewelry chain in the United States, based on the number of locations. However, other publicly held jewelry chains are substantially larger than the Company and compete directly with the Company in a number of markets. The Company competes with Zale Corporation (ZLC) in 81% of its locations, with Sterling, Inc. (a subsidiary of SIGY) in 76%, with Friedman’s, Inc. (FRDM) in 46%, and with Whitehall Jewelers, Inc. (MBJI) in 35% of its locations. The malls in which the Company has stores have an average of 5.4 specialty retail jewelers, with as few as two and as many as ten in any single mall. Management estimates that its market share among specialty jewelers in the malls in which it operates is 16.0%. Although the Company considers its primary competition to be other specialty jewelers in the malls in which it operates, it also competes for customers in various markets with department stores, discount stores, catalog showrooms, direct mail suppliers, television shopping networks, and merchants on the Internet.

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

Employees

     The Company had approximately 862 full-time equivalent (FTE) employees during February 28, 2002. Of these, 156 FTEs were employed in the corporate headquarters and the remaining 706 FTEs were employed in the stores. Throughout the year, the Company hires a number of part-time employees, primarily during the holiday shopping seasons. Approximately 75.2% of all employees during the year are full-time and 24.8% are part-time. The Company considers its relations with its employees to be good.

Miscellaneous

     •     The Company holds no material patents, licenses, franchises, or concessions.

     •     As a retail organization, the Company maintains no significant amount of backlog orders.

     •     No portion of the Company’s business involves contracts or subcontracts with the United States government.

     •     Federal, state, and local laws and regulations relating to the protection of the environment are generally inapplicable to the operations of the Company and, accordingly, are not expected to have a material effect on the Company’s business.

ITEM 2.  Properties

     With the exception of the downtown Wilmington, North Carolina location that it owns, the Company occupies its various store premises generally under ten year lease arrangements with monthly payments of four to seven percent of net sales, subject to minimum payments. Under the terms of the typical lease, the Company is required to maintain and conform its usage to specified standards, often including required advertising expenditures, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities, insurance, and taxes.

     The table below sets forth information with respect to the expiration of leases on 99 locations in operation.

Number of Leases
Fiscal Year of Expiration	Which Expire

2003	8
2004	6
2005	9
2006	8
2007	10
2008	12
2009	7
2010	13
2011	14
2012	12

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

     The following individuals serve as executive officers of the Company. Officers are elected by the Board of Directors and serve at the discretion of the Board of Directors with no fixed term of office.

Name	Age	Position

Alan M. Zimmer	43	President and Chief Executive Officer
James R. Rouse	60	Treasurer and Chief Financial Officer
Allan E. Metzner	54	Executive Vice President
Gerald R. Smith	44	Vice President, Operations
Roberta G. Zimmer	77	Secretary

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

     Mr. James R. Rouse joined the Company and has served as Treasurer and Chief Financial Officer since April 1983.

     Mr. Allan E. Metzner was promoted to Executive Vice President in March 2002. Prior to that, he was Vice President of Merchandising since August 1999. Mr. Metzner was Vice President of Administration and Corporate Controller from June 1994 to August 1999.

     Mr. Gerald R. Smith has been Vice President of Operations since June 1994.

     Mrs. Roberta G. Zimmer, mother of Alan M. Zimmer, has held the position of Secretary of the Company and its predecessors since April 1946.

PART II

ITEM 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

     As of February 28, 2002 there were 8,476,372 shares outstanding held by 232 shareholders of record, plus approximately 300 non-objecting beneficial owners whose shares are held in nominee or “street” name by brokers. The Company has not paid any cash dividends on its stock since its inception, and has no intention to pay cash dividends in the foreseeable future. The Company’s common stock trades on the American Stock Exchange under the symbol RJI. The quarterly high and low sales prices of the Company’s common stock for the fiscal years ended February 28, 2002 and 2001 were as follows:

	High	Low

Fiscal Year Ended February 28, 2002
Fourth Quarter	$1.1560	$0.9500
Third Quarter	1.3500	0.8500
Second Quarter	1.5000	0.9200
First Quarter	1.3500	1.0100
Fiscal Year Ended February 28, 2001
Fourth Quarter	$1.6000	$0.8750
Third Quarter	2.1250	1.3750
Second Quarter	2.7500	1.6250
First Quarter	3.2500	2.6250

ITEM 6.  Selected Financial Data

	2002 (3)	2001 (3)	2000 (3)	1999	1998

	(dollars in thousands, except earnings per share data
	and number of stores)
Statement of Operations Data:
Net Sales	$114,168	$120,662	$120,861	$109,284	$102,845
Bad Debt Expense	6,477	5,862	4,950	4,234	4,092
Restructuring Charge (1)	6,020	—	—	—	—
Asset Impairment Charge (2)	9,047	—	—	—	—
Interest Expense	1,909	1,796	966	3,470	3,457
(Loss) Income from Continuing Operations	(15,578)	12	3,861	4,205	2,708
(Loss) Income from Continuing Operations per share (basic & diluted)	(1.84)	—	.46	.50	.32
Balance Sheet Data (at end of period):
Working Capital	30,148	85,181	77,855	66,366	63,305
Total Assets	71,948	130,437	121,337	110,965	100,986
Long-term Debt, Less Current	18,388	64,606	53,204	44,193	43,793
Shareholders’ Equity	29,656	45,032	44,970	40,168	35,903
Number of Stores	99	115	109	104	98

(1)	See Footnote 8 of the Consolidated Financial Statements.

(2)	See Footnote 9 of the Consolidated Financial Statements.

(3)	Statement of Operations Data for 2002, 2001, and 2000 has been restated to reflect the reclassification of income from discontinued credit operations.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies

   Revenue Recognition

     We recognize revenue related to our merchandise sales at the time of sale, reduced by a provision for returns. We estimate this returns provision principally based on prior year return rates. The effect of our estimation may be an increase or decrease in our net sales.

   Store Opening and Closing Costs

     We expense store-opening costs when incurred. We determine our store closing costs, consisting of fixed asset impairment charges and accruals for remaining lease obligations, and recognize these costs in the period in which we make the decision that a store will be closed. We then close the store shortly thereafter. Impairment losses are recognized when expected future cash flows are less than the assets’ carrying value.

Results of Operations

   Net Sales

     At February 28, 2002 the Company operated 99 stores in 20 states compared to 115 stores in 19 states and 109 stores in 17 states at February 28, 2001 and February 29, 2000, respectively. Total net sales for fiscal 2002 were down 5.4% to $114,168,000 from $120,662,000 in fiscal year 2001, which were 0.2% lower than net sales of $120,861,000 in fiscal 2000. Same store sales, or stores open in comparable periods, decreased 8.4% in 2002, decreased 3.3% in 2001, and increased 6.5% in 2000. The Company closed 22 under-performing stores and opened six new stores during fiscal 2002. In March 2002, a new store was opened in Durham, NC and an under-performing store was closed in Parkersburg, WV. Management does not expect to open any additional stores during the fiscal year ending February 28, 2003.

     The sales of a retail jeweler depend upon having the right mixture of merchandise available in its stores. Inventory items that have the most favorable turnover and are the most profitable have been identified as core inventory items. The Company continues to transform its merchandise mix to meet changing consumer demands. The Company averaged 93.2% in-stock on its core inventory items during fiscal 2002, unchanged from last year; it averaged 90.1% in-stock on its entire basic merchandise mix in fiscal 2002, compared to 90.3% during the previous year. During the fiscal year ended February 28, 2002, core merchandise accounted for 54.8% of net sales, 60.9% of the items in the Company’s basic merchandise mix, and 33.7% of its inventory investment. During the prior year, core merchandise accounted for 61.4% of net sales, 81.5% of the items in the Company’s basic merchandise mix, and 40.9% of its inventory investment. The average price of each piece of merchandise sold in fiscal 2002 was $241, down from $248 a year earlier and $242 in fiscal 2000.

     In fiscal 2002, proprietary credit card sales decreased 18.6% to $43.0 million, but the average transaction size increased 6.3%. Cash sales (sales made with cash, check, or non-Reeds credit cards), rose 4.9% to $71.2 million and the average transaction size increased 9.8%.

   Gross Profit

     As a result of the store closings from the restructuring plan, the Company recorded a $2 million charge (1.8% of net sales) for excess inventory reflected as a reduction in gross profit. The charge is based upon management’s estimate of the impact on margin over the upcoming fiscal year as the excess inventory is liquidated or remanufactured. Gross margins were 45.2% of net sales in 2002, 49.0% in 2001, and 50.8% in 2000. The overall decline in gross margins over the past three years reflects the increased promotional activity by the Company due to increased competitive pressures and management’s continued effort to update and improve the quality of its merchandise.

   Selling, General, and Administrative Expenses (SG&A)

     Selling, general, and administrative expenses (including net credit operations revenues reflected in income from discontinued credit operations of $2,837,000 in 2002; $3,564,000 in 2001; and $4,534,000 in 2000) as a percentage of net sales were 44.1%, 41.4%, and 38.8% in fiscal 2002, 2001, and 2000, respectively. The increase as a percentage of net sales is primarily a result of the lower sales volume. Fixed costs, on a per store basis, including occupancy, base compensation, and benefits decreased 1.5% in fiscal 2002 and increased 7.8% in the prior year. Significant expense categories including expenses related to the discontinued segment are reflected on a normalized basis for the three years in the following table:

	2002	2001	2000

Compensation — salaries & hourly wages	18.3%	18.1%	16.6%
Compensation — bonuses & commissions	3.1%	3.8%	5.1%
Compensation — benefits & other personnel costs	3.9%	4.4%	3.6%
Rents for space	10.5%	9.7%	8.7%
Advertising	4.8%	4.3%	4.5%
ESA revenue	(1.5)%	(2.5)%	(2.9)%

Bad debt	5.7%	4.9%	4.1%
Finance charges	(7.7)%	(7.7)%	(7.2)%
Late charge income	(2.0)%	(2.0)%	(1.1)%
Credit insurance fees	(0.9)%	(1.2)%	(1.4)%

Net effect of significant expenses from credit operations	(4.9)%	(6.0)%	(5.6)%

     Compensation for bonuses and commissions decreased in 2002 due to the fewer number of stores and the decline in store sales volume. The decrease in compensation from benefits and other personnel costs resulted from the reduction of corporate office personnel by approximately 20% and the reduction of store personnel by approximately 17% that took place during the last half of the fiscal year. The Company is experiencing an increase in the negotiated base rents for new and remodeled stores.

     Extended Service Agreement revenues are reflected as a reduction of selling, general, and administrative expenses. In the first quarter of fiscal 1999 the Company began selling extended service agreements (ESA’s) on behalf of an unrelated third party versus selling them in-house. The Company recognized deferred revenue from ESA’s previously sold in-house through January 31, 2001. Previously deferred ESA revenue recognized for the fiscal years ended 2002, 2001, and 2000 were $0, $289,000, and $836,000, respectively. The Company now recognizes commission revenue for the unrelated third-party ESA’s at the time of sale. Commission revenues recognized for the fiscal years ended 2002, 2001, and 2000 were $1,679,000, $2,553,000, and $2,694,000 respectively.

     Bad debt expense increased 10.5% to $6,477,000 in the year ended February 28, 2002 from $5,862,000 in fiscal 2001. Bad debt expense was $4,950,000 in fiscal 2000. Actual write-offs as a percentage of net sales were 6.2% in fiscal 2002, 4.7% in fiscal 2001 and 3.9% in fiscal 2000. During the past three years, the Company’s policies and procedures regarding credit authorization, collection, and write-offs have not changed significantly. The increase in bad debt expense has predominantly been driven by the deterioration of the economy. As discussed under Current Year Developments — Sale of Private Label Credit Card Portfolio and Discontinuation of a Segment in Item 1 of Part I, the Company sold substantially all of its accounts receivable portfolio without recourse to Alliance Data Systems Corporation and kept approximately $1.2 million in corporate and bankrupt accounts. Most of the accounts kept by Reeds have been reserved with an allowance for doubtful accounts of $1.1 million. The allowance is estimated using the Company’s history of collectibility on bankrupt accounts held in its portfolio.

     During the second quarter of fiscal 2001, the Company opened First Retail Bank, N.A. (the Bank) in Georgia as a wholly owned subsidiary. The Bank’s activities were limited to those of a credit card bank as governed by federal banking laws. The Bank extended credit to customers and then assigned the receivables to Reeds Financial Services, Inc, (“RFSI”), another wholly owned subsidiary of the Company. Prior to the opening of the CEBA Bank, the finance charges and fees assessed on customers’ account balances were limited by rate ceilings imposed by each state’s laws. After opening the Bank in July 2000, the Company was able to export the rate and fee regulations of the state of Georgia to all locations in which the Company had customers. As a result, finance charges increased from $8,716,000 in fiscal 2000 to $9,300,000 in fiscal 2001 and late fees rose from $1,364,000 in fiscal 2000 to $2,450,000 in fiscal 2001. In anticipation of the sale of its credit card portfolio, the Company liquidated the Bank in October 2001. This contributed to the decrease in finance charges and late fees in fiscal 2002, which were $8,737,000 and $2,280,000, respectively. Credit customers could obtain insurance to pay their outstanding balance in the event they could not pay their balance for various reasons. RFSI earned commissions for selling the policies, and Reeds Insurance Services, Limited, another wholly owned subsidiary of the Company, earned premium revenue for “reinsuring” or accepting 100% of the risk on the policies. Credit insurance fees in fiscal 2002 were $1,008,000 as compared to $1,431,000 in 2001 and $1,683,000 in 2000.

   Restructuring Charge

     In the fiscal year ended February 28, 2002, $6,020,000 was recorded for restructuring and related costs associated with the Company closing 23 stores out of a total 31 identified under-performing stores and costs of not opening 3 new stores in new or under-performing markets. Additional details are provided in Note 8 of the Consolidated Financial Statements contained herein.

   Asset Impairment Charge

     During the fiscal year ended February 28, 2002, the Company recorded an asset impairment charge of $9,047,000. The charge included a $5.2 million write-down of goodwill, a $0.9 million reduction of the value of e-commerce assets, a $0.7 million reduction of the value of obsolete telecommunication equipment, and a $2.3 million write down of impaired store assets. The asset impairment charges result primarily from reduced expected future cash flows from the respective assets. Refer to Note 9 of the Consolidated Financial Statements contained herein for additional information.

   Interest Expense

     Interest expense (including expenses reflected within income from discontinued credit operations of $1,820,000 in 2002; $3,322,000 in 2001; and $2,930,000 in 2000) decreased 27.1% to $3,729,000 in 2002 as compared to $5,118,000 in 2001. Interest expense was $3,896,000 in 2000. In 2002, the average borrowings on the Company’s line of credit decreased 1.9% from a year earlier and the effective pre-tax interest rate during the year was 6.1% compared to 8.2% the previous year.

   Discontinued Operations

     On February 28, 2002, Reeds Jewelers sold its private label credit card portfolio to Alliance Data Systems Corporation. It also signed a seven-year agreement with ADS whereby ADS will provide a full-service private label credit card program to Reeds Jewelers. The Company closed its credit operations in February 2002 and incurred a $413,000 charge net of tax benefit in connection with the closing of this business. More information is available in Note 12 of the Consolidated Financial Statements contained herein.

   Income Taxes

     The income tax benefit was $6,669,000 in 2002 as compared to a provision for income taxes of $31,000 in 2001 and $2,248,000 in 2000. The net effective tax rate in fiscal 2002 was 30.25% compared to 33.0% in 2001 and 32% in 2000. The effective rate decreased because of the change in the deferred tax valuation allowance in 2002. The Company expects to recognize a cash benefit from the utilization of net operating loss carrybacks generated during fiscal year 2002.

Liquidity and Capital Resources

     The Company requires cash for purchasing inventory, opening new stores, remodeling stores, enhancing technology, and servicing debt. Working capital needs normally peak in the fall as the Company increases inventories to meet anticipated demand during the Christmas selling season. Working capital requirements will be financed by funds generated from operations, bank lines and the tax refund described below.

   Working Capital

     Working capital decreased to $30,148,000 from $85,181,000 in 2001 and the resulting ratio of current assets to current liabilities as of February 28, 2002 was 2.3 to 1, compared to 5.7 to 1 at February 28, 2001. When the Company sold its private label credit card portfolio on February 28, 2002, it used the $36.1 million dollars of cash proceeds to pay down the balance owed on its bank revolver. As the bank revolver was classified as a long-term liability at February 28, 2001, the pay-down resulted in a current asset decrease and a long-term liability decrease causing both the current ratio and working capital to decline. This transaction also accounts for the dramatic change in cash provided by continuing operations. In 2002 cash provided by continuing operations was $52,028,000, compared with $2,065,000 and $3,799,000 used in continuing operations in 2001 and 2000, respectively. See Current Year Developments - Sale of Private Label Credit Card Portfolio and Discontinuation of a Segment in Item 1 of Part I.

     First Retail Bank, N.A. maintained $2.6 million of restricted investments to comply with federal banking regulations. In anticipation of the sale of its private label credit card portfolio, the Company liquidated this wholly owned subsidiary in October 2001 making the $2.6 million available for general corporate purposes.

     Capital expenditures totaled $3,213,000 in 2002, $6,967,000 in 2001, and $5,397,000 in 2000. During the year, the Company’s capital expenditures included expenditures for opening six new stores, remodeling eight existing stores, and upgrading its information technology systems. Since year-end the Company has opened one new store in Durham, NC and closed one store in Parkersburg, WV. No additional stores are planned to open in the current fiscal year. The Company has a budget of approximately $1,000,000 for capital expenditures in the fiscal year ending February 28, 2003 for store remodels and equipment upgrades.

   Debt

     On February 28, 2002 Reeds Jewelers entered into an asset-based revolving credit agreement with Bank of America, N.A. Under the terms of the agreement, the Company may borrow up to $30 million through February 28, 2005 based on specified percentages of eligible inventory. The Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (1.87% at February 28, 2002) plus 275 basis points or prime (4.75% at February 28, 2002) plus 50 basis points until completion of the audit of the fiscal year ended February 28, 2003. At that point the interest will be payable monthly at an interest rate ranging from the 30-day LIBOR rate (1.87% at February 28, 2002) plus 200 to 275 basis points or prime (4.75% at February 28, 2002) plus 0 to 50 basis points, depending upon the Company’s earnings before interest, taxes and depreciation (EBITDA). The revolving credit facility is collateralized by substantially all of the Company’s assets.

     On February 28, 2002, the Company paid off the outstanding balance of $53.6 million on its previous revolving credit facility with the $36.1 million of proceeds from the sale of its customer receivables, $15.8 million from the Bank of America, N.A. revolver, and $1.7 million of subordinated debt described below. Under the terms of the previous agreement, the Company paid interest monthly at an interest rate ranging from the 30-day LIBOR rate (1.87% at February 28, 2002) plus 200 to 260 basis points or prime (4.75% at February 28, 2002), depending upon the Company’s debt-to-worth ratio. See Current Year Developments-Sale of Private Label Credit Card Portfolio and Discontinuation of a Segment in Item 1 of Part I.

     Borrowings under the Company’s revolving credit facility averaged $60.4 million in 2002 and $61.6 million in 2001. The maximum borrowings outstanding under the facility at any time during each year were $65.0 million. At February 28, 2002, $15.8 million was outstanding under the new facility. The reduction resulted primarily from the sale of its customer receivables.

     The Company borrowed $1,734,000 from three related parties in conjunction with the pay-off of its previous revolving credit facility. Interest is payable monthly at the prime rate (4.75% at February 28, 2002) plus 6.0%. The note is subordinated to the Bank of America, N.A. revolving credit facility and is unsecured. The loan matures on February 28, 2005, but principal payments may be made earlier based on the audited financial results of Reeds Jewelers, Inc. for the fiscal year ended February 28, 2003. See Certain Relationships and Related Transactions in Item 13 of Part III of this document.

     The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (4.75% at February 28, 2002) quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note. See Certain Relationships and Related Transactions in Item 13 of Part III of this document.

Other Items Affecting Liquidity

     The Job Creation and Worker Assistance Act of 2002 recently passed by Congress permits taxpayers to carry back net operating losses (NOL’s) five years for tax years ending in 2001 and 2002. The Company generated net operating losses in the fiscal year ended February 28, 2002 sufficient to warrant an estimated $6.6 million tax refund. The Company anticipates receipt of this refund in the summer of 2002.

Disclosure Regarding Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Various forward-looking statements have been made throughout this discussion, including comments about:

(i)	planned store openings and closings;

(ii)	expected capital expenditures;

(iii)	other elements of the Company’s restructuring plan;

(iv)	the future effects of these actions on cash flow and earnings; and

(v)	expected tax refunds.

     Accordingly, the Company hereby identifies the following important factors that could cause the Company’s actual financial results to differ materially from those projected by the Company in forward-looking statements:

(i)	availability of favorable locations on terms acceptable to the Company;

(ii)	unexpected changes in the marketing and pricing strategies of competitors;

(iii)	adverse changes in the political environments of countries providing raw materials for the jewelry industry;

(iv)	adverse changes in consumer spending;

(v)	significant changes in interest rates; or

(vi)	the loss of key executives.

Impact of Inflation

     In management’s opinion, changes in net sales and net earnings that have resulted from inflation and changing prices have not been material during the periods presented. There is no assurance, however, that inflation will not materially affect the Company in the future.

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

     Reeds Jewelers is exposed to interest rate risk primarily through its borrowing activities that are described in Note 4 to the Consolidated Financial Statements contained herein. All of the Company’s borrowings are under floating rate arrangements. See Note 4 to the Consolidated Financial Statements regarding Long-Term Debt and Notes Payable.

     The Company has determined that there was no material market risk exposure to its financial position, results of operations, or cash flows as of February 28, 2002, based on its market risk sensitive instruments (variable rate debt) outstanding. In order to minimize the interest rate risk related to the revolving credit facility, the Company purchased an interest rate cap on March 21, 2002 with a major commercial bank as the counter party. The cap is for a term of two years ending March 22, 2004 at a notional amount of $20 million, approximating 80% of the expected outstanding average balance on the revolving credit facility. At the end of each month during the term of the cap, if the 30-day LIBOR rate exceeds 5.25%, the Company will receive a payment for the difference between the 30-day LIBOR rate and 5.25% times the $20 million notional amount for the 30-day period. The Company paid $152,000 to purchase the cap and has no further obligations for any payments during the term.

ITEM 8.  Financial Statements and Supplementary Data

     For information required by this item, see “Index to Financial Statements and Financial Statement Schedules” beginning at page F-1 of this report.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The information required by this item is incorporated herein by reference to the information contained under the heading “Election of Directors” in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders (except for information regarding the Company’s executive officers and the information contained under the subheadings “Committees of the Board of Directors; Meetings and Compensation of Directors” and “Certain Transactions,” which is not incorporated herein by reference).

     For information concerning the executive officers of the Company, see Executive Officers of the Registrant under Item 4 of Part I of this report.

ITEM 11.  Executive Compensation

     The information required by this item is incorporated herein by reference to the information contained under the heading “Compensation of Executive Officers” in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the information contained under the heading “Election of Directors” in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders (except for the information contained under the subheadings “Committees of the Board of Directors; Meetings and Compensation of Directors” and “Certain Transactions,” which is not incorporated herein by reference).

ITEM 13.  Certain Relationships and Related Transactions

     The Company leases its corporate headquarters, consisting of 20,731 square feet of office space and 155 parking spaces, from a partnership comprised of Alan M. Zimmer, Herbert J. Zimmer, Jeffrey L. Zimmer, and Arlene Z. Schreiber. Alan M. Zimmer is President and Chief Executive Officer of the Company and Herbert J. Zimmer, Jeffrey L. Zimmer, and Arlene Z. Schreiber are all Directors. Monthly rental payments under the lease are $26,556, and increase to $27,073 on January 1, 2003. The Company also pays the related insurance, property taxes, maintenance fees, and utilities for this location. The leases for this facility expire December 31, 2006. Based on rentals charged for comparable properties in Wilmington, North Carolina, the Company believes the terms of the lease are no less favorable to the Company than those that could be obtained from unaffiliated parties.

     Herbert J. Zimmer and Jeffrey L. Zimmer are partners in the law firm of Zimmer and Zimmer, which serves as general counsel to the Company. During the fiscal year ended February 28, 2002, the Company paid Zimmer and Zimmer legal fees and reimbursement of costs advanced in the amount of $153,000; the Company paid $171,000 and $201,000 to Zimmer and Zimmer in 2001 and 2000, respectively.

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

     On February 28, 2002, the Company borrowed $1,734,000 collectively from Alan M. Zimmer, Herbert J. Zimmer, and Jeffrey L. Zimmer. Interest is paid monthly at the prime rate plus 6.0%. The notes are payable in full at maturity on February 28, 2005, or earlier as permitted by the revolving credit agreement.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) and (2)	Financial Statements and Financial Statement Schedule: The financial statements, financial statement schedule and report of independent auditors listed in the accompanying index are filed as part of this annual report.

(a)(3) Exhibits:

3(a)	Charter and Charter Amendments of the Registrant, as amended effective June 28, 1990 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1991, file number 0-15247)
3(b)	Bylaws of the Registrant, as amended effective August 10, 1990 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1991, file number 0-15247)
4(a)	Revolving Credit Agreement with Bank of America, N.A. dated February 28, 2002 (filed herewith)
4(b)	Promissory Note with Alan Zimmer, Herbert Zimmer, and Jeffrey Zimmer dated February 28, 2002 (filed herewith)
10(a)	Lease Agreement with Zimmer Brothers, a Partnership, dated February 13, 1986 and First Amendment dated August 15, 1986 (incorporated by reference to the Company’s Registration Statement on Form S-1, file number 33-10091)
10(b)	Second Amendment to Lease Agreement with Zimmer Brothers, a Partnership (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1991, file number 0-15247)
10(c)	1986 Employee Incentive Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-1, file number 33-10091)
10(d)	Shareholder Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1, file number 33-10091)
10(e)	Lease Agreement with Zimmer Brothers, a Partnership, dated January 22, 1991 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1991, file 0-15247)
10(f)	Reeds Jewelers 401(k) Profit Sharing Plan and Trust Summary (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1993, file number 0-15247)
10(g)	1992 Director Stock Option Plan (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1993, file number 0-15247)
10(h)	Amendment dated March 23, 1987 to 1986 Employee Incentive Stock Option Plan (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1987, file number 0-15247)
10(i)	Form of non-qualified supplemental executive retirement plan (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1994, file number 0-15247)
10(j)	1994 Stock Option Plan (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1995, file number 0-15247)
10(k)	Third Amendment dated February 16, 1999 to Lease Agreement with Zimmer Brothers, a Partnership (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1999, file number 0-15247)
10(l)	Accounts receivable sale agreement with World Financial Network National Bank dated December 7, 2001 (filed herewith)
***** 21	List of Subsidiaries of the Registrant
***** 23	Consent of Ernst & Young LLP

     (b)  Reports on Form 8-K filed during the last quarter of the period covered by this report.

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of May 2002.

REEDS JEWELERS, INC. (Registrant)

By	/s/ JAMES R. ROUSE

(James R. Rouse)
Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of May 2002.

Signature	Title

/s/ ALAN M. ZIMMER (Alan M. Zimmer)	President and Chief Executive Officer and Director

/s/ WILLIAM R. ZIMMER (William R. Zimmer)	Chairman of the Board of Directors

/s/ ALLAN E. METZNER (Allan E. Metzner)	Executive Vice President (Principal Accounting Officer)

/s/ ROBERTA G. ZIMMER (Roberta G. Zimmer)	Secretary and Director

/s/ GARLAND WADDY GARRETT (Garland Waddy Garrett)	Director

/s/ KENNETH M. GASSMAN, JR. (Kenneth M. Gassman, Jr.)	Director

/s/ FENTON N. HORD (Fenton N. Hord)	Director

/s/ ARLENE Z. SCHREIBER (Arlene Z. Schreiber)	Director

/s/ RICHARD F. SHERMAN (Richard F. Sherman)	Director

/s/ HERBERT J. ZIMMER (Herbert J. Zimmer)	Director

/s/ JEFFREY L. ZIMMER (Jeffrey L. Zimmer)	Director

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Years ended February 28, 2002, 2001 and February 29, 2000

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT AUDITORS

     Board of Directors and Shareholders

     Reeds Jewelers, Inc. and Subsidiaries

     Wilmington, North Carolina

     We have audited the accompanying consolidated balance sheets of Reeds Jewelers, Inc. and subsidiaries as of February 28, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reeds Jewelers, Inc. and subsidiaries as of February 28, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Raleigh, North Carolina

March 28, 2002

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28	February 28
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$809,000	$685,000
Accounts receivable:
Customers, less allowance of $1,043,000 in 2002 and $4,262,000 in 2001	133,000	49,008,000
Other	488,000	1,191,000
Merchandise inventories	44,337,000	48,552,000
Income taxes (Note 3)	6,776,000	604,000
Deferred income taxes, net of valuation allowance of $149,000 in 2001 (Note 3)	—	2,194,000
Other	654,000	1,018,000

Total current assets	53,197,000	103,252,000
Property, furniture and equipment:
Land and building	83,000	83,000
Furniture and equipment	20,650,000	25,421,000
Leasehold improvements	9,186,000	12,336,000

	29,919,000	37,840,000
Less accumulated depreciation and amortization	17,765,000	19,662,000

Net property, furniture and equipment	12,154,000	18,178,000
Other assets:
Goodwill, net of accumulated amortization of $2,993,000 in 2001	—	5,403,000
Deferred income taxes, net of valuation allowance of $13,000 in 2001 (Note 3)	—	195,000
Restricted investments (Note 2)	—	2,580,000
Other receivable, less allowance of $906,000 in 2002 (Note 12)	5,474,000	—
Miscellaneous	1,123,000	829,000

	6,597,000	9,007,000

TOTAL ASSETS	$71,948,000	$130,437,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,233,000	$13,418,000
Accrued compensation	2,011,000	2,305,000
Accrued expenses	3,805,000	2,348,000

Total current liabilities	23,049,000	18,071,000
Revolving credit note (Note 4)	15,809,000	63,761,000
Subordinated notes payable to shareholders (Note 4)	2,579,000	845,000
Deferred income taxes (Note 3)	—	2,517,000
Other long-term liabilities	855,000	211,000

	42,292,000	85,405,000
Commitments (Note 5)
Shareholders’ equity (Note 6):
Common stock, par value $.10 per share, 25,000,000 shares authorized, 8,476,372 shares issued and outstanding in 2002 and 2001	847,000	847,000
Additional paid-in capital	10,560,000	10,560,000
Retained earnings	18,249,000	33,625,000

Total shareholders’ equity	29,656,000	45,032,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$71,948,000	$130,437,000

See accompanying notes

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		Fiscal year ended
	February 28	February 28	February 29
	2002	2001	2000

Net sales	$114,168,000	$120,662,000	$120,861,000
Cost of sales	62,526,000	61,491,000	59,408,000

Gross profit	51,642,000	59,171,000	61,453,000
Selling, general, and administrative expenses	53,193,000	53,486,000	51,430,000
Depreciation and amortization	3,807,000	3,870,000	3,391,000
Restructuring charge (Note 8)	6,020,000	—	—
Asset impairment charge (Note 9)	9,047,000	—	—

Operating (loss) earnings	(20,425,000)	1,815,000	6,632,000
Interest expense	1,909,000	1,796,000	966,000

(Loss) income from continuing operations before income taxes	(22,334,000)	19,000	5,666,000
Income tax (benefit) expense (Note 3)	(6,756,000)	7,000	1,805,000

(Loss) income from continuing operations	(15,578,000)	12,000	3,861,000
Income from discontinued credit operations, net of income tax expense of $266,000, $24,000, and $443,000, respectively	615,000	50,000	941,000
Loss on disposal of credit operations, net of income tax benefit of $179,000 (Note 12)	(413,000)	—	—

Net (loss) income	$(15,376,000)	$62,000	$4,802,000

Basic and diluted net (loss) income from continuing operations per share	$(1.84)	$—	$.46
Basic and diluted net income from discontinued credit operations per share	.03	.01	.11

Basic and diluted net (loss) income per common share	$(1.81)	$.01	$.57

Weighted average shares outstanding — diluted	8,476,372	8,476,945	8,480,195

See accompanying notes.

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Additional Paid-in
	Common Stock	Capital	Retained Earnings	Total

Balance at February 28, 1999	$847,000	$10,560,000	$28,761,000	$40,168,000
Net income for 2000	—	—	4,802,000	4,802,000

Balance at February 29, 2000	847,000	10,560,000	33,563,000	44,970,000
Net income for 2001	—	—	62,000	62,000

Balance at February 28, 2001	847,000	10,560,000	33,625,000	45,032,000
Net loss for 2002	—	—	(15,376,000)	(15,376,000)

Balance at February 28, 2002	$847,000	$10,560,000	$18,249,000	$29,656,000

See accompanying notes.

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Fiscal year ended
	February 28	February 28	February 29
	2002	2001	2000

Operating activities
Net (loss) income	$(15,376,000)	$62,000	$4,802,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities of continuing operations:
Income from discontinued credit operations	(881,000)	(74,000)	(1,384,000)
Loss on disposal of discontinued credit operations	592,000	—	—
Asset impairment charge	9,047,000	—	—
Depreciation	3,348,000	3,345,000	2,882,000
Amortization	459,000	525,000	509,000
Provision for deferred income taxes	(128,000)	1,283,000	(156,000)
Loss on sale of property, furniture and equipment	2,072,000	320,000	12,000
Changes in operating assets and liabilities:
Accounts receivable	50,595,000	(302,000)	(1,543,000)
Merchandise inventories	4,215,000	(2,299,000)	(5,455,000)
Other current assets and other assets	(166,000)	(707,000)	(198,000)
Accounts payable	3,815,000	563,000	(2,783,000)
Accrued compensation and expenses	(36,000)	(1,628,000)	(9,000)
Deferred revenue	—	(314,000)	(908,000)
Income taxes	(6,172,000)	(2,837,000)	354,000
Other long-term liabilities	644,000	(2,000)	78,000

Net cash provided by (used in) operating activities of continuing operations	52,028,000	(2,065,000)	(3,799,000)
Investing activities
Proceeds from sale of property, furniture and equipment	421,000	—	—
Purchases of property, furniture and equipment	(3,213,000)	(6,967,000)	(5,397,000)
Proceeds from sale of restricted investments	2,580,000	—	—
Purchase of restricted investments	—	(2,580,000)	—
Net receivable on sale of credit card portfolio	(5,474,000)	—	—

Net cash used in investing activities	(5,686,000)	(9,547,000)	(5,397,000)
Financing activities
Proceeds from shareholders’ notes payable	1,734,000	—	—
Net (payments on) proceeds from revolving credit note	(47,952,000)	11,402,000	9,011,000

Net cash (used in) provided by financing activities	(46,218,000)	11,402,000	9,011,000
Net increase (decrease) in cash and cash equivalents	124,000	(210,000)	(185,000)
Cash and cash equivalents at beginning of year	685,000	895,000	1,080,000

Cash and cash equivalents at end of year	$809,000	$685,000	$895,000

Supplemental disclosures of cash flow information
Cash paid (received) during year for:
Interest	$3,814,000	$5,076,000	$3,770,000

Income taxes	$(445,000)	$2,264,000	$2,049,000

See accompanying notes.

REEDS JEWELERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2002

1. ACCOUNTING POLICIES

Description of Business

     Reeds Jewelers, Inc. and subsidiaries (the “Company”) are specialty retailers of fine jewelry, selling to the general public primarily through retail outlets in twenty states in the United States. The Company also makes its merchandise available for purchase on the Internet.

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

Store Pre-opening and Closing Costs

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

Impact of Recently Issued Accounting Standards

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and SFAS 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 becomes effective beginning March 1, 2002. Adoption of these standards is not expected to have a material impact on the Company’s liquidity, financial position, or results of operations.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS No. 121. The new standard becomes effective for the year ending February 28, 2003. Adoption of this pronouncement is not expected to have a material impact on the Company’s liquidity, financial position, or results of operations.

REEDS JEWELERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. ACCOUNTING POLICIES (continued)

Impairment

     Under the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and Statement of Financial Accounting Standards No. 139, “Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89, and 121,” impairment losses are recognized when expected future cash flows are less than the assets’ carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, furniture and equipment and intangibles, including goodwill, in relation to the operating performance and expected future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value (See Note 9).

Fair Value of Financial Instruments

     The Company has estimated the fair value amounts of financial instruments as required by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” using market information available to management as of February 28, 2002 and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying amount of assets and liabilities are reasonable estimates of their fair values.

Cash Equivalents

     The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

     Accounts receivable include installment amounts maturing more than one year from the balance sheet dates, in accordance with trade practice. Interest rates on these balances vary by state. The allowance for doubtful accounts was $1,043,000 and $4,262,000 at February 28, 2002 and 2001, respectively. Finance charge income and revenues from credit insurance subsidiaries of $9,745,000, $10,731,000, and $10,399,000, as well as late fees of $2,280,000, $2,450,000, and $1,364,000, for the years ended February 28, 2002 and 2001, and February 29, 2000, respectively, have been reflected within income from discontinued credit operations (See Note 12).

Merchandise Inventories

     Merchandise inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method. Merchandise inventories were $44,337,000 and $48,552,000 at February 28, 2002 and 2001, respectively. The Company also maintained consigned inventory at its retail locations of $11,379,000 and $10,157,000 at February 28, 2002 and 2001, respectively. This consigned inventory and related contingent obligation are not reflected in the Company’s financial statements. At the time consigned inventory is sold, the Company records the purchase liability in accounts payable and the related cost of merchandise in cost of sales.

REEDS JEWELERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. ACCOUNTING POLICIES (continued)

Property, Furniture and Equipment

     Property, furniture and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided using the straight-line method over the useful life of the improvement or the remaining lease term, whichever is shorter. The estimated useful lives are as follows:

Building	40 years
Furniture and equipment	3 - 10 years
Leasehold improvements	5 - 10 years

Goodwill

     Goodwill represents the excess cost over the fair value of net assets acquired and was being amortized on a straight-line basis over 15-40 years (See Note 9).

Deferred Revenue

     For the fiscal year ended February 28, 1998, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” revenue from these contracts was deferred and recognized in income on a straight-line basis over the contract period. This deferred revenue has been separated into its current and long-term portions on the balance sheet. Commission costs that were directly related to the acquisition of these contracts were deferred and are charged to expense in proportion to the revenue recognized. All other costs, such as costs of services performed under the contracts, general and administrative expenses, and advertising expenses, were charged to expense as incurred.

     During the first quarter of the fiscal year ended February 28, 1999, the Company stopped selling its own extended service contracts and began selling such contracts on behalf of unrelated third parties only. As a result of this change, the Company continued to recognize existing deferred revenues from previously sold contracts through January 31, 2001 and now recognizes commission revenue for the unrelated third-party extended warranty plans at the time of sale. Previously deferred extended service contract revenue recognized for the fiscal years ended February 28, 2002 and 2001 of $0 and $289,000, respectively, as well as commission revenues of $1,679,000 and $2,553,000 for the 2002 and 2001 fiscal years, respectively, have been reflected as a reduction of selling, general, and administrative expenses.

Layaways

     The Company offers a layaway plan that allows its customers to set aside and pay for merchandise over a period of up to six months with no finance charges. Receipts of payments for layaway deposits are treated as a liability on the Company’s balance sheet and are included in accrued expenses. Layaway transactions are not recognized as sales until fully paid for by customers.

Advertising Costs

     The Company expenses advertising costs as incurred. Cooperative advertising funds are received from certain vendors. Advertising expense, net of amounts contributed by vendors to the Company, was $5,426,000, $5,199,000, and $5,419,000 for 2002, 2001 and 2000, respectively. Accrued advertising at February 28, 2002 and 2001 was $114,000 and $2,000, respectively.

REEDS JEWELERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. ACCOUNTING POLICIES (continued)

Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires companies to either (i) recognize as expense the fair value of all stock-based awards on the date of grant when issued at market value, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provide pro forma net income (loss) and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (See Note 6).

Interest Rate Risk Management

     To meet in part its long-term liquidity requirements, the Company borrows funds at variable rates. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, from time to time the Company enters into interest rate hedge contracts such as swaps and caps in order to mitigate its interest rate risk with respect to various debt instruments. The Company does not hold or issue these derivative contracts for trading or speculative purposes and has no derivative contracts as of February 28, 2002.

Reclassifications

     Certain amounts in the February 28, 2001 and February 29, 2000 Financial Statements have been reclassified to conform to the February 28, 2002 presentation. These reclassifications had no material effect on net (loss) income or shareholders’ equity as previously reported.

2. RESTRICTED INVESTMENTS

	02/28/02	02/28/01

Cash	$—	$4,000
Held-to-maturity investments	—	2,516,000
Equity investment	—	60,000

Total Restricted Investments	$—	$2,580,000

     Restricted Investments in the accompanying balance sheet represent cash, bonds and stock held by the Company’s subsidiary, First Retail Bank N.A., to comply with the Federal Banking Regulations.

     The held-to-maturity investments consist of Federal Home Loan Bank bonds. These bonds are stated at cost at February 28, 2001, as the Company held these securities until maturity in June 2001. The Company’s equity investment, carried at cost, consists of 1,200 shares of Federal Reserve Bank stock with a $50 par value at February 28, 2001.

     In October 2001, the Company dissolved the First Retail Bank, N.A., and as a result, the restricted investments became available for general use.

REEDS JEWELERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. INCOME TAXES

     The provision for income taxes for the years ended February 28, 2002, and 2001 and February 29, 2000 consists of the following:

	2002	2001	2000

Current:
Federal	$(6,465,000)	$(1,036,000)	$2,163,000
State	(76,000)	(216,000)	241,000

	(6,541,000)	(1,252,000)	2,404,000
Deferred:
Federal	915,000	1,118,000	(141,000)
State	(1,043,000)	165,000	(15,000)

	(128,000)	1,283,000	(156,000)

	$(6,669,000)	$31,000	$2,248,000

     A reconciliation of the provision for income taxes to income tax (benefit) expense, computed by applying the statutory federal income tax rate to pre-tax earnings at February 28, 2002 and 2001, and February 29, 2000, is as follows:

	2002	2001	2000

Income tax (benefit) expense at statutory federal rate	$(7,495,000)	$20,000	$2,397,000
Increase (decrease) resulting from:
Tax attributable to captive insurance company income not taxed for federal purposes	(120,000)	(193,000)	(226,000)
Non-deductible goodwill amortization	605,000	—	—
State income taxes, net of federal income tax benefit	(638,000)	(34,000)	149,000
Change in valuation allowance	1,097,000	(1,000)	6,000
Other	(118,000)	239,000	(78,000)

	$(6,669,000)	$31,000	$2,248,000

REEDS JEWELERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. INCOME TAXES (continued)

     The tax effects of temporary differences at February 28, 2002 and 2001 that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

	2002	2001

Deferred tax liabilities:
Tax over book depreciation and amortization	$1,319,000	$2,517,000
Receivable on sale of credit card portfolio	2,135,000	—

Total deferred tax liabilities	3,454,000	2,517,000
Deferred tax assets:
Net operating loss carry forwards	1,088,000	39,000
Accrued expenses	648,000	746,000
Non-deductible goodwill amortization	424,000	—
Reserves	2,553,000	1,766,000

Total deferred tax assets	4,713,000	2,551,000
Valuation allowance for deferred tax assets	(1,259,000)	(162,000)

Net deferred tax assets	3,454,000	2,389,000

Net deferred tax liability	$—	$128,000

     The Company’s deferred income tax (benefit) expense results from the following:

	Fiscal year ended

	February 28	February 28	February 29
	2002	2001	2000

Excess of tax over financial reporting:
Depreciation and amortization	$(1,198,000)	$1,250,000	$(173,000)
Receivable on sale of credit card portfolio	2,135,000	—	—
Deferred revenue	—	113,000	326,000
Net operating loss carryforwards	(1,049,000)	3,000	3,000
Accrued expenses	98,000	19,000	(229,000)
Non-deductible goodwill amortization	(424,000)	—	—
Reserves	(787,000)	(101,000)	(89,000)
Change in valuation allowance	1,097,000	(1,000)	6,000

	$(128,000)	$1,283,000	$(156,000)

     At February 28, 2002, certain companies of the consolidated group have state net operating loss carryovers, expiring through 2021, of $21,116,000 for tax return purposes.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances for certain net operating losses and deferred tax assets which management believes it is more likely than not that the Company will not realize any benefit.

REEDS JEWELERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. LONG-TERM DEBT AND NOTES PAYABLE

     On February 28, 2002 Reeds Jewelers entered into an asset-based revolving credit agreement with Bank of America, N.A. Under the terms of the agreement, the Company may borrow up to $30 million through February 28, 2005 based on specified percentages of eligible inventory. The Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (1.87% at February 28, 2002) plus 275 basis points or prime (4.75% at February 28, 2002) plus 50 basis points until completion of the audit of the fiscal year ended February 28, 2003. At that point the interest will be payable monthly at an interest rate ranging from the 30-day LIBOR rate (1.87% at February 28, 2002) plus 200 to 275 basis points or prime (4.75% at February 28, 2002) plus 0 to 50 basis points, depending upon the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA). The Company pays an annual commitment fee of 0.375% on the preceding month’s unused balance. The revolving credit facility is collateralized by substantially all of the Company’s assets.

     On February 28, 2002, the Company paid off the outstanding balance of $53.6 million on its previous revolving credit facility with the $36.1 million of proceeds from the sale of its customer receivables, $15.8 million from the Bank of America, N.A. revolver, and $1.7 million of subordinated debt described below. Under the terms of the previous agreement, the Company paid interest monthly at an interest rate ranging from the 30-day LIBOR rate (1.87% at February 28, 2002) plus 200 to 260 basis points or prime (4.75% at February 28, 2002), depending upon the Company’s debt-to-worth ratio (See Note 12).

     Borrowings under the Company’s revolving credit facility averaged $60.4 million in 2002 and $61.6 million in 2001. The maximum borrowings outstanding under the facility at any time during each year were $65.0 million. At February 28, 2002, $15.8 million was outstanding under the new facility. The reduction resulted primarily from the sale of its customer receivables.

     The Company borrowed $1.7 million from three related parties in conjunction with the pay-off of its previous revolving credit facility. Interest is payable monthly at the prime rate (4.75% at February 28, 2002) plus 6.0%. The note is subordinated to the Bank of America, N.A. revolving credit facility and is unsecured. The loan matures on February 28, 2005, but principal payments may be made after the audit is completed for the fiscal year ended February 28, 2003 if the Company achieves certain financial goals.

     The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (4.75% at February 28, 2002) quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note. The notes are payable on demand after all senior debt obligations are satisfied.

5. LEASES

     The Company leases retail store facilities under operating lease agreements, which provide for base and percentage rentals with terms normally ranging from five to ten years. Percentage rentals are based on sales performance in excess of specified minimums, plus executor costs including taxes and maintenance. Certain leases contain fixed renewal options. The Company also leases equipment throughout the year on a short-term basis.

     The corporate offices and related facilities are leased from principal shareholders under operating lease agreements expiring on December 31, 2006. Annual rent was paid to shareholders of $318,000 for the year ended February 28, 2002, $318,000 for the year ended February 28, 2001 and $298,000 for the year ended February 29, 2000.

REEDS JEWELERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. LEASES (continued)

     Total rent expense for space and equipment was $13,702,000, $13,166,000, and $11,873,000, including percentage rent of $293,000, $581,000, and $734,000 for the years ended February 28, 2002 and 2001, and February 29, 2000, respectively. Future minimum lease payments are as follows:

2003	$8,886,000
2004	8,061,000
2005	7,272,000
2006	6,767,000
2007	5,885,000
Thereafter	14,951,000

$51,822,000

6. STOCK OPTION PLANS

     Under the 1986 Employee Incentive Stock Option Plan (the “1986 Plan”), options were authorized to be granted to key employees to purchase 50,000 shares of common stock at a price not less than the fair market value at the date of grant. In July 1994, the Company amended the 1986 Plan to terminate all future grants of options. There are no options outstanding under the 1986 Plan.

     Under the 1992 Director Stock Option Plan (the “1992 Plan”), options were authorized to be granted to non-employee directors to purchase 10,000 shares of common stock at a price not less than the fair market value at the date of grant. In July 1994, the Company amended the 1992 Plan to terminate all future grants of options. All options granted under the 1992 Plan expired during July 1998.

     On July 13, 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”). Under the 1994 Plan, options to purchase 484,000 shares of common stock (as adjusted for subsequent stock dividends) may be granted to key employees and non-employee directors. The 1994 Plan allows for the grant of “incentive” and “non-qualified” options that allow the holder to purchase shares of common stock at a price not less than the fair market value at the date of grant. The 1994 Plan permits the grant of options for a term of up to ten years. Vesting terms for options granted under the 1994 Plan are determined at the discretion of the Compensation Committee. Options outstanding under the 1994 plan expire at various times from July 1999 through July 2010.

     Since the stock options granted during 2002, 2001 and 2000 had exercise prices that were greater than or equal to the fair market value of the common stock on the date of grant, no compensation expense was recognized during the respective periods.

REEDS JEWELERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. STOCK OPTION PLANS (continued)

     Pro forma information regarding net (loss) income is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to February 28, 1995 under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions as of February 28, 2002 and 2001, and February 29, 2000:

	2002	2001	2000

Risk-free interest rate	5.05%	5.91%	6.24%
Dividend yield	0%	0%	0%
Volatility factor	.507	.414	.412
Expected life	10.0 years	10.0 years	10.0 years

     Option valuation models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. Had the compensation cost for the Company’s stock option plans been determined based on the fair value at the date of grant for awards in 2002, 2001, and 2000 consistent with the provisions of SFAS 123, the Company’s net (loss) income and net (loss) income per share would have decreased to the pro forma amounts indicated below:

	Fiscal year ended

	February 28	February 28	February 29
	2002	2001	2000

Net (loss) income — as reported	$(15,376,000)	$62,000	$4,802,000
Net (loss) income — pro forma	(15,394,000)	25,000	4,714,000
Net (loss) income per share — as reported	(1.81)	.01	.57
Net (loss) income per share — pro forma	(1.81)	.00	.56

     Stock option activity under each of these plans for the years ended February 28, 2002 and 2001, and February 29, 2000 were as follows:

	1986 and 1992 Plans		1994 Plan

	Number of	Option	Number of	Option
	Shares	Price	Shares	Price

Options outstanding at February 28, 1999	17,666	$2.58	369,190	$3.75 to $5.51
Granted	—	—	27,900	$3.25 to $3.75
Exercised	—	—	—	—
Canceled	—	—	(91,600)	$3.25 to $5.01

Options outstanding at February 29, 2000	17,666	$2.58	305,490	$3.25 to $5.01
Granted	—	—	16,000	$1.75 to $1.93
Exercised	—	—	—	—
Canceled	(17,666)	$2.58	(1,784)	$3.25 to $5.01

Options outstanding at February 28, 2001	—	—	319,706	$1.75 to $5.01
Granted	—	—	8,000	$1.25 to $1.38
Exercised	—	—	—	—
Canceled	—	—	(79,284)	$1.75 to $5.01

Options outstanding at February 28, 2002	—	—	248,422	$1.25 to $5.01

Options exercisable at February 28, 2002	—	—	246,022	$1.25 to $5.01

Options available for grant at February 28, 2002	—	—	223,478	—

REEDS JEWELERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. STOCK OPTION PLANS (continued)

     Approximately 246,022, 311,506, and 306,156 outstanding awards were exercisable at February 28, 2002 and 2001, and February 29, 2000, respectively.

     The weighted-average remaining contractual life of options outstanding as of February 28, 2002 is 3.3 years. The weighted-average exercise price of options outstanding as of February 28, 2002 is $4.45. Options granted during the years ended February 28, 2002 and 2001, and February 29, 2000 had the following weighted-average information:

	Grant Date Stock	Grant Date Stock
	Price Equal to	Price Less Than
	Exercise Price	Exercise Price

February 29, 2000
Weighted-average fair value	$2.15	$2.14
Weighted-average exercise price	$7.00	$3.55
February 28, 2001
Weighted-average fair value	$1.10	$1.06
Weighted-average exercise price	$1.75	$1.93
February 28, 2002
Weighted-average fair value	$—	$0.66
Weighted-average exercise price	$—	$1.30

     The Company has reserved 471,900 shares of common stock for future issuance related to the stock option plans at February 28, 2002 and 2001.

7.  NET (LOSS) INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net (loss) income per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Stock options are considered anti-dilutive for the year ended February 28, 2002 and therefore have not been included in the 2002 computation.

	Fiscal year ended

	February 28	February 28	February 29
	2002	2001	2000

Numerator:
Numerator for basic and diluted net (loss) income per share — net (loss) income available to common shareholders	$(15,376,000)	$62,000	$4,802,000

Denominator:
Denominator for basic net (loss) income per share — weighted-average shares	8,476,372	8,476,372	8,476,372
Effect of dilutive securities:
Employee stock options	—	573	3,823

Denominator for diluted net (loss) income per share — adjusted weighted-average shares	8,476,372	8,476,945	8,480,195

Basic and diluted net (loss) income per common share	$(1.81)	$.01	$.57

REEDS JEWELERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. RESTRUCTURING CHARGE

     In the fiscal year ended February 28, 2002, $6,020,000 was recorded for restructuring and related costs associated with the Company’s exit from under-performing markets. These costs, in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, represent the cost of closing 23 stores out of a total 31 identified under-performing stores and costs of not opening 3 new stores in new or under-performing markets. The amounts recorded consist of the costs associated with buying out store leases, store closing costs, and the loss on the sale or abandonment of leasehold improvements and furniture and fixtures. The restructuring charge also includes the severance costs associated with reducing its corporate office personnel by approximately 20% and its store personnel by approximately 17%. The Company expects the execution of its restructuring plan to be completed during fiscal year ended February 2003. The remaining liability as of February 28, 2002 was $393,000, which is included in accrued expenses on the balance sheet. As of February 28, 2002, the following amounts were recorded:

Activity For the Year Ended February 28, 2002

			Balance at
	Accruals	Write-offs/ Payments	February 28, 2002

Lease exit costs
	$1,893,000	$1,586,000	$307,000
Sale/disposal of fixed assets	2,067,000	2,034,000	33,000
Store closing costs
	1,679,000	1,679,000	—
Severance costs
	339,000	301,000	38,000
Professional fees
	42,000	27,000	15,000

Totals
	$6,020,000	$5,627,000	$393,000

9. ASSET IMPAIRMENT CHARGE

     During the fiscal year ended February 28, 2002, the Company recorded an asset impairment charge of $9,047,000. The charge includes a $5,180,000 write-down of goodwill due to the closing of a significant number of stores associated with the goodwill and the decrease in expected future cash flows from the remaining stores. The charge also includes a $909,000 reduction to fair value of the historical cost of assets associated with the Company’s e-commerce initiative as a result of reduced revenues and earnings projections for Reeds.com. The Company determined that the assets for a group of stores were impaired, and reduced the historical cost of these assets by $2,315,000. The impairment charge also includes the write-down of obsolete telecommunications equipment in the amount of $642,000.

10. PROFIT-SHARING AND 401(K) SAVINGS PLAN

     The Company has a contributory profit sharing and 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. Contributions are made on a discretionary basis as authorized by the Board of Directors. The Company’s contributions to the profit sharing and 401(k) savings plan totaled $206,000, $226,000, and $369,000 for the years ended February 28, 2002 and 2001, and February 29, 2000, respectively.

REEDS JEWELERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. RELATED PARTY LEGAL FEES

     The Company incurred legal fees with a firm whose principals are shareholders and members of the Board of Directors of the Company of approximately $153,000, $171,000 and $201,000 for the years ended February 28, 2002, 2001, and February 29, 2000, respectively.

12. DISCONTINUED OPERATIONS

     On February 28, 2002 the Company sold substantially all of the outstanding accounts receivable owned by its subsidiary Reeds Financial Services, Inc. (RFSI). The total purchase price for the portfolio was approximately $42.5 million. $6.4 million of the purchase price is contingent upon the performance of the portfolio. The Company will be eligible to receive one-third of the contingent portion after three years based on the financial performance of the Company. The balance may be received after ten years if the Company renews the private label credit card program agreement with the purchaser. No gain or loss was recognized on the sale of these assets. The Company retained approximately $1.2 million of shareholder and corporate accounts and accounts in bankruptcy. In connection with the sale of the accounts receivable portfolio the Company signed a seven-year agreement with the purchaser whereby the purchaser will provide a full-service private label credit card program to Reeds Jewelers, Inc. Upon outsourcing its credit operations, the Company closed its credit facility in Wilmington, NC and recorded a $413,000 loss, net of $179,000 tax benefit, on the disposal of its credit business. For business segment reporting purposes, the data for this segment was previously reported as “Credit Operations.” (See Note 13)

     Revenues and income from discontinued operations are as follows:

	Fiscal year ended

	February 28	February 28	February 29
	2002	2001	2000

Revenues	$12,025,000	$13,181,000	$11,763,000
Operating income (excluding inter-segment revenue)	2,701,000	3,396,000	4,314,000
Interest expense	1,820,000	3,322,000	2,930,000

Income before income taxes	881,000	74,000	1,384,000
Income tax expense	266,000	24,000	443,000

Income from discontinued operations	$615,000	$50,000	$941,000

13. OPERATING SEGMENT INFORMATION

     On February 28, 2002, Reeds Jewelers discontinued its credit segment as discussed in Note 12. In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company reported two segments, retail operations and credit operations. Separate financial information was produced internally and was regularly reviewed by the chief operating decision-maker (“CODM”). The retail operations segment consisted of all store locations and corporate headquarters. The stores were all combined into one segment because they have similar basic characteristics, such as the nature of products, and the class of customers for their products. Corporate headquarters was included in this same segment due to the fact that the revenues earned are incidental to the Company’s activities and it serves as a support system to the stores. The credit operations segment was primarily engaged in providing and maintaining financing for the Company’s customers. This operation was aggregated since the CODM evaluated it separately. It also met one of the three quantitative thresholds, the asset test, since it represented 10.0% or more of the combined assets of all operating segments. The basis of accounting for segment reporting is the same as stated in Note 1.

REEDS JEWELERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. OPERATING SEGMENT INFORMATION (continued)

     The following table summarizes the net sales, revenues, operating income, interest expense, assets, depreciation, and capital expenditures for each reportable segment for the years ended February 28, 2002 and 2001, and February 29, 2000. In the financial statements, other revenues from retail operations are reflected as a reduction of selling, general, and administrative expenses as discussed in Note 1 and inter-segment revenue eliminates in consolidation. Credit operations for all years presented are reflected within income from discontinued operations.

	Retail	Credit
	Operations	Operations	Total

For the year ended February 28, 2002
Net Sales	$114,168,000	$—	$114,168,000
Other revenues	1,679,000	12,025,000	13,704,000
Inter-segment revenue	—	1,038,000	1,038,000
Operating income (excluding inter-segment revenue)	(20,425,000)	2,701,000	(17,724,000)
Interest expense	1,909,000	1,820,000	3,729,000
Identifiable assets	71,894,000	54,000	71,948,000
Depreciation and amortization	3,807,000	136,000	3,943,000
Capital expenditures	3,213,000	—	3,213,000
For the year ended February 28, 2001
Net Sales	$120,662,000	$—	$120,622,000
Other revenues	2,842,000	13,181,000	16,023,000
Inter-segment revenue	—	1,019,000	1,019,000
Operating income (excluding inter-segment revenue)	1,815,000	3,396,000	5,211,000
Interest expense	1,796,000	3,322,000	5,118,000
Identifiable assets	77,590,000	52,847,000	130,437,000
Depreciation and amortization	3,870,000	168,000	4,038,000
Capital expenditures	6,870,000	97,000	6,967,000
For the year ended February 29, 2000
Net Sales	$120,861,000	$—	$120,861,000
Other revenues	3,530,000	11,763,000	15,293,000
Inter-segment revenue	—	1,062,000	1,062,000
Operating income (excluding inter-segment revenue)	6,632,000	4,314,000	10,946,000
Interest expense	966,000	2,930,000	3,896,000
Identifiable assets	71,917,000	49,420,000	121,337,000
Depreciation and amortization	3,391,000	220,000	3,611,000
Capital expenditures	5,147,000	250,000	5,397,000

SCHEDULE II

REEDS JEWELERS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Years ended February 28, 2002 and 2001, and February 29, 2000

		Column C
Column A	Column B	Additions			Column D		Column E

	Balance at	Charged to Costs	Charged to Other				Balance at End of
Description	Beginning of Period	and Expenses	Accounts		Deductions		Period

Year ended February 28, 2002:
Allowance for doubtful accounts	$4,262,000	$6,477,000	$—		$9,696,000	(1,4)	$1,043,000
Valuation allowance for deferred tax assets	162,000	—	1,097,000	(2)	—		1,259,000

	$4,424,000	$6,477,000	$1,097,000		$9,696,000		$2,302,000

Year ended February 28, 2001:
Allowance for doubtful accounts	$4,060,000	$5,862,000	$—		$5,660,000	(1)	$4,262,000
Valuation allowance for deferred tax assets	163,000	—	—		1,000	(3)	162,000

	$4,223,000	$5,862,000	$—		$5,661,000		$4,424,000

Year ended February 29, 2000:
Allowance for doubtful accounts	$3,782,000	$4,950,000	$—		$4,672,000	(1)	$4,060,000
Valuation allowance for deferred tax assets	157,000	—	6,000	(2)	—		163,000

	$3,939,000	$4,950,000	$6,000		$4,672,000		$4,223,000

(1)	uncollectible accounts written off.

(2)	federal and state deferred tax assets unlikely to be realized.

(3)	state deferred tax assets likely to be realized.

(4)	includes $2,589,000 included with sale of Accounts Receivable portfolio.