Form 10-Q
period 2002-05-31
REEDS JEWELERS INC
filed 2002-07-15
CIK 805900

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

_____________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MAY 31, 2002
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

Yes X        No ____

     Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of July 15, 2002 was 8,476,372.

PART I

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Reeds Jewelers, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the fiscal year ended February 28, 2002.

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28	May 31	May 31
	2002	2002	2001

ASSETS		(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$809,000	$533,000	$832,000
Accounts receivable:
Customers, less allowance for doubtful accounts of $1,043,000, $834,000 and $3,903,000	133,000	159,000	44,883,000
Other	488,000	1,095,000	1,361,000
Merchandise inventories	44,337,000	49,650,000	53,401,000
Income taxes receivable	6,776,000	7,300,000	1,258,000
Deferred income taxes, net of valuation allowance of $138,000 in 2001 (Note C)	—	—	2,065,000
Other	654,000	954,000	769,000

Total current assets	53,197,000	59,691,000	104,569,000
Property, furniture and equipment:
Land and building	83,000	83,000	83,000
Furniture and equipment	20,650,000	20,155,000	26,585,000
Leasehold improvements	9,186,000	9,135,000	12,524,000

	29,919,000	29,373,000	39,192,000
Less accumulated depreciation and amortization	17,765,000	17,848,000	20,361,000

Net property, furniture and equipment	12,154,000	11,525,000	18,831,000
Other assets:
Goodwill, net of accumulated amortization of $3,104,000 in 2001	—	—	5,291,000
Deferred income taxes, net of valuation allowance of $18,000 in 2001 (Note C)	—	—	275,000
Restricted investments (Note D)	—	—	2,514,000
Other receivable, less allowance of $906,000, $906,000 and $0	5,474,000	5,474,000	—
Miscellaneous	1,123,000	1,081,000	893,000

	6,597,000	6,555,000	8,973,000

TOTAL ASSETS	$71,948,000	$77,771,000	$132,373,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,233,000	$16,999,000	$18,441,000
Accrued compensation	2,011,000	1,783,000	1,827,000
Accrued expenses	3,805,000	2,924,000	2,331,000

Total current liabilities	23,049,000	21,706,000	22,599,000
Revolving credit note	15,809,000	23,874,000	63,224,000
Subordinated notes payable to shareholders	2,579,000	2,579,000	845,000
Deferred income taxes (Note C)	—	—	2,212,000
Other long-term liabilities	855,000	856,000	212,000

Total liabilities	42,292,000	49,015,000	89,092,000
Shareholders’ equity:
Common stock, par value $0.10 per share; 25,000,000 shares authorized; 8,476,372 shares issued and outstanding in 2002 and 2001	847,000	847,000	847,000
Additional paid-in capital	10,560,000	10,560,000	10,560,000
Retained earnings	18,249,000	17,349,000	31,874,000

Total shareholders’ equity	29,656,000	28,756,000	43,281,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$71,948,000	$77,771,000	$132,373,000

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended May 31
	2002	2001

Net sales	$21,107,000	$21,293,000
Cost of sales	10,570,000	10,883,000

Gross profit	10,537,000	10,410,000
Selling, general and administrative expenses	10,974,000	12,341,000
Depreciation and amortization	608,000	980,000

Operating loss	(1,045,000)	(2,911,000)
Interest expense	383,000	488,000

Loss from continuing operations before income taxes	(1,428,000)	(3,399,000)
Income tax benefit	(528,000)	(1,073,000)

Loss from continuing operations	(900,000)	(2,326,000)
Income from discontinued credit operations, net of income tax expense of $249,000 in 2001	—	575,000

Net loss	$(900,000)	$(1,751,000)

Basic and diluted net loss from continuing operations per share	$(0.11)	$(0.27)
Basic and diluted net income from discontinued credit operations per share	—	0.06

Basic and diluted net loss per share	$(0.11)	$(0.21)

Weighted average shares outstanding – diluted	8,476,372	8,476,372

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended May 31
	2002	2001

Operating activities
Net loss	$(900,000)	$(1,751,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
Income from discontinued credit operations	—	(824,000)
Depreciation	579,000	848,000
Amortization	29,000	132,000
(Gain) loss on sale of property, furniture and equipment	(88,000)	12,000
Changes in operating assets and liabilities:
Accounts receivable	(633,000)	4,813,000
Merchandise inventories	(5,313,000)	(4,849,000)
Other current assets and other assets	(287,000)	231,000
Accounts payable	(234,000)	5,023,000
Accrued compensation and expenses	(1,109,000)	(495,000)
Income taxes	(524,000)	(910,000)
Other long-term liabilities	1,000	1,000

Net cash (used in) provided by operating activities of continuing operations	(8,479,000)	2,231,000
Investing activities
Proceeds from sale of property, furniture and equipment	285,000	—
Purchases of property, furniture and equipment	(147,000)	(1,547,000)

Net cash provided by (used in) investing activities	138,000	(1,547,000)
Financing activities
Net proceeds from (payments on) revolving credit note	8,065,000	(537,000)

Net cash provided by (used in) financing activities	8,065,000	(537,000)

Net (decrease) increase in cash and cash equivalents	(276,000)	147,000
Cash and cash equivalents at beginning of period	809,000	685,000

Cash and cash equivalents at end of period	$533,000	$832,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$613,000	$1,134,000

Income taxes	$(3,800)	$10,000

REEDS JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     MANAGEMENT’S OPINION

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2002.

Management of Reeds Jewelers, Inc. believes that the consolidated financial statements contained herein contain all adjustments necessary to present fairly the financial position, consolidated results of operations, and cash flows for the interim period. Management also believes that all adjustments so made are of a normal and recurring nature.

B.     RECLASSIFICATIONS

Certain reclassifications were made to the 2001 financial statements to conform to the classifications used in 2002. The reclassifications had no material effect on net loss or shareholders’ equity as previously reported.

C.     INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws anticipated to be in effect when those differences are expected to reverse. For the quarters ended May 31, 2002 and 2001 the Company generated net losses. The Company has established a valuation allowance for these net operating losses and certain other deferred tax assets. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

D.     RESTRICTED INVESTMENTS

	05/31/02	05/31/01

Cash	$—	$17,000
Held-to-maturity investments	—	2,437,000
Equity investment	—	60,000

Total restricted investments	$—	$2,514,000

Restricted investments in the accompanying balance sheet represent cash, bonds and stock held by the Company’s subsidiary, First Retail Bank N.A., to comply with the Federal Banking Regulations.

The held-to-maturity investments consist of Federal Home Loan Bank bonds. These bonds are stated at cost at May 31, 2001, as the company held these securities until maturity in June 2001. The Company’s equity investment, carried at cost, consists of 1,200 shares of Federal Reserve Bank stock with a $50 par value at May 31, 2001.

In October 2001, the company dissolved the First Retail Bank, N.A., and as a result, the restricted investments became available for general use.

E.     OPERATING SEGMENT INFORMATION

On February 28, 2002, Reeds Jewelers discontinued its credit segment. The Company sold substantially all of the outstanding accounts receivable owned by its subsidiary Reeds Financial Services, Inc. (RFSI). In connection with the sale of the accounts receivable portfolio the Company signed a seven-year agreement with the purchaser whereby the purchaser will provide a full-service private label credit card program to Reeds Jewelers, Inc. Upon outsourcing its credit operations, the Company closed its credit facilities in Wilmington, NC and Flowery Branch, GA. In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company reported two segments, retail operations and credit operations. Separate financial information was produced internally and was regularly reviewed by the chief operating decision-maker (“CODM”). The retail operations segment consists of all store locations and corporate headquarters. The stores have all been combined into one segment because they have similar basic characteristics, such as the nature of products, and the class of customers for their products. Corporate headquarters is included in this same segment due to the fact that its revenues earned are incidental to the Company’s activities and it serves as a support system to the stores. The credit operations segment was primarily engaged in providing and maintaining financing for the Company’s customers. This operation was segregated since the CODM evaluated it separately. It also met one of the three quantitative thresholds, the asset test, since it represented 10.0% or more of the combined assets of all operating segments.

The following table summarizes the net sales, revenues, operating earnings, interest expense, assets, depreciation, and capital expenditures for each reportable segment for the quarters ended May 31, 2002 and 2001. In the financial statements, other revenues are reflected as a reduction of selling, general, and administrative expenses and inter-segment revenue eliminates in consolidation.

	Retail	Credit
	Operations	Operations	Total

For the quarter ended May 31, 2002
Net Sales	$21,107,000	$—	$21,107,000
Other revenues	351,000	—	351,000
Inter-segment revenue	—	—	—
Operating loss excluding inter-segment revenue	(1,045,000)	—	(1,045,000)
Interest expense	383,000	—	383,000
Identifiable assets	77,771,000	—	77,771,000
Depreciation and amortization	608,000	—	608,000
Capital expenditures	147,000	—	147,000

	Retail	Credit
	Operations	Operations	Total

For the quarter ended May 31, 2001
Net Sales	$21,293,000	$—	$21,293,000
Other revenues	394,000	3,429,000	3,823,000
Inter-segment revenue	—	169,000	169,000
Operating (loss) earnings excluding inter-segment revenue	(2,911,000)	1,444,000	(1,467,000)
Interest expense	488,000	620,000	1,108,000
Identifiable assets	84,375,000	47,998,000	132,373,000
Depreciation and amortization	980,000	34,000	1,014,000
Capital expenditures	1,547,000	—	1,547,000

F.     RESTRUCTURING CHARGE

In the fiscal year ended February 28, 2002, $6,020,000 was recorded for restructuring and related costs associated with the Company’s exit from under-performing markets. These costs, in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, represent the costs of closing 23 stores out of a total 31 identified under-performing stores and costs of not opening 3 new stores in new or under-performing markets. The amounts recorded consist of the costs associated with buying out store leases, store closing costs, and the loss on the sale or abandonment of leasehold improvements and furniture and fixtures. The restructuring charge also includes the severance costs associated with reducing its corporate office personnel by approximately 20% and its store personnel by approximately 17%. The Company expects the execution of its restructuring plan to be completed during fiscal year ended February 2003. The remaining liability as of May 31, 2002 was $277,000, which is included in accrued expenses on the balance sheet. As of May 31, 2002, the following amounts were recorded:

Activity For the Period Ended May 31, 2002

	Balance at			Balance at
	February 28, 2002	Accruals	Write-offs/ Payments	May 31, 2002

Lease exit costs	$307,000	$—	$49,000	$258,000
Sale/disposal of fixed assets	33,000	—	18,000	15,000
Store closing costs	—	—	—	—
Severance costs	38,000	—	38,000	—
Professional fees	15,000	—	11,000	4,000

Totals	$393,000	$—	$116,000	$277,000

G.     ACCOUNTING CHANGES

As of March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS No. 121. The adoption of SFAS 144 did not affect the Company’s operations or financial position.

H.     DERIVATIVE FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Statement (SFAS) No. 133/138, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cashflows and to lower overall borrowing costs. To achieve these objectives, from time to time the Company enters into interest rate hedge contracts such as swaps and caps in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold these derivatives for trading or speculative purposes.

Throughout the year ended February 28, 2002, the Company did not hold any derivative instruments. During the first quarter of fiscal 2003, the Company purchased an interest rate cap for $152,000 with a notional amount of $20 million. The fair value of our interest rate cap agreement was $152,000 at May 31, 2002 and is recorded in other assets in the Consolidated Balance Sheet at May 31, 2002. To determine the fair values of derivative and financial instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at the balance sheet date. For the majority of financial instruments including derivatives and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  Net Sales

The Company’s total net sales for the first quarter decreased to $21,107,000 from $21,293,000, a 0.9% decrease, while operating an average of 16 fewer stores in the first quarter of the current fiscal year. Same store sales, or stores open in comparable periods, increased 8.2% for the quarter ended May 31, 2002 compared to the same quarter of the prior year. During the first quarter of fiscal 2003, the Company opened a new store in Durham NC and closed one under-performing store in Parkersburg WV. Reeds closed two additional under-performing stores in Wichita KS and one under-performing store in Macon GA in June of 2002. Reeds Jewelers presently operates 96 stores in 20 states compared to 118 stores in 20 states at May 31, 2001.

The sales of a retail jeweler depend upon having the right mixture of merchandise available in its stores. Inventory items that have the most favorable turnover and are the most profitable have been identified as core inventory items. The Company averaged 96.0% in-stock on its core items during first quarter fiscal 2003, compared to 92.0% last year; it averaged 89.8% in-stock on its entire basic merchandise mix compared to 88.7% during the same quarter a year ago. During the quarter ended May 31, 2002, core merchandise accounted for 47.6% of net sales, 52.4% of the items offered in the Company’s basic merchandise mix, and 31.3% of its inventory investment. In the same quarter last year, core merchandise accounted for 55.0% of net sales, 71.4% of the items offered in the Company’s basic merchandise mix, and 35.8% of its inventory investment. In the first quarter of fiscal 2003 and 2002, the average price of each piece of merchandise sold was $241 and $246, respectively.

  Gross Profit

Gross margins were 49.9% of net sales for the first quarter this year, up from 48.9% for the first quarter last year. The increase results from a higher recovery value on discontinued merchandise during this quarter compared to the same quarter of last year.

  Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative expenses as a percentage of net sales were 52.0% and 58.0% for the quarters ended May 31, 2002 and 2001, respectively. Significant expense categories are reflected on a normalized basis for the first quarters of the last two fiscal years in the following table:

	2003	2002

Compensation — salaries & hourly wages	20.8%	25.3%
Compensation — bonuses & commissions	4.2%	2.9%
Compensation — benefits & other personnel costs	4.4%	5.6%
Rents for space	12.8%	13.9%
Advertising	2.8%	3.9%

Selling, general, and administrative expenses decreased as a percentage of net sales primarily due to the combination of the 8.2% increase in comparable store sales and the closing of 23 under-performing stores in the second half of the prior fiscal year. Fixed costs, on a per store basis, including occupancy, base compensation and benefits also decreased 2.3% from the first quarter of the prior year.

In the second half of the prior fiscal year management reduced the basic staffing in the stores by 17% and implemented corporate office personnel reductions (of approximately 20%). These two factors account for the decrease in salaries & hourly wages and benefits & other personnel costs. Bonuses & commissions are higher in the quarter ended May 31, 2002 versus the same quarter in the prior year as a result of the improved sales and operating performance at the store level and an incentive plan introduced to increase sales of discontinued merchandise. Management negotiated additional cooperative advertising agreements from its vendors resulting in lower net advertising expenses.

  Interest Expense

Interest expense from continuing operations decreased $105,000 or 21.5% over the prior year to $383,000 for the quarter. The Company’s effective pre-tax interest rate during the quarter dropped to 5.8% from 6.8% for the same period in the previous year. The decrease in interest expense from continuing operations results predominately from the reduced interest rate. Interest expense related to the financing of the accounts receivable portfolio is included in the income from discontinued credit operations, net of taxes.

  Income Taxes

The benefit for income taxes was $528,000 during the first quarter ended May 31, 2002, compared to a benefit of $1,073,000 for the same period a year earlier. The Company’s anticipated net effective tax rate was 37.0% and 32.0% in the first quarters of fiscal 2003 and 2002, respectively.

Liquidity and Capital Resources

Reeds Jewelers requires cash for purchasing inventory, updating technology and equipment, opening new stores, and remodeling existing locations. The Company’s primary sources of liquidity are cash flows generated from operations and its revolving credit facility with the Bank of America, N.A. Cash used in operations for the three months ending May 31, 2002 was $8,479,000 compared to cash provided by operations of $2,231,000 for the three months ending May 31, 2001. The main factor that contributed to the change in cash flows from operations was the sale of the accounts receivable portfolio in February 2002. During the quarter ended May 31, 2001 the Company’s accounts receivable balance decreased as customers paid for their Christmas and Valentine’s Day purchases thereby increasing cash flows provided by operations. Since the accounts receivable portfolio was sold in February 2002, the Company realized the cash benefit in the fourth quarter of fiscal 2002 instead of the first quarter of fiscal 2003. The sale of the accounts receivable in February 2002 also increased the availability on the Company’s revolving credit agreement. The Company was therefore able to take advantage of cash payment discounts with its vendors. Working capital needs normally peak in the third quarter as the Company increases inventories to meet anticipated demand during the Christmas selling season. The fourth quarter has historically produced the majority of the Company’s cash flows from operations. In June of 2002 the Company received a $6.3 million tax refund related to net operating losses incurred in fiscal 2001.

The asset-based revolving credit agreement with Bank of America, N.A. is collateralized by substantially all of the Company’s assets and permits borrowings of up to $30 million, subject to “advance rates” applied to levels of eligible inventory. The Company could have borrowed $27.1 million at May 31, 2002 based on its eligible inventory and a 55% advance rate. At that time, $23.9 million was outstanding. The loan agreement requires Reeds Jewelers to satisfy certain financial and other covenants including maintaining a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and limiting capital expenditures to $1,000,000 per fiscal year.

The Company borrowed $1,734,000 from three related parties in conjunction with the pay-off of its previous revolving credit facility. Interest is payable monthly at the prime rate (4.75% at May 31, 2002) plus 6.0%. The note is secured and is subordinate to the Bank of America, N.A. revolving credit facility. The loan matures on February 28, 2005, but principal payments may be made earlier based on the Company achieving certain financial targets in its audited financial results for the fiscal year ending February 28, 2003.

The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (4.75% at May 31, 2002) quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving credit facility.

Reeds Jewelers expects to incur capital expenditures of almost $1,000,000 for the fiscal year ending February 28, 2003 for equipment upgrades and store remodels. The Company does not plan to open additional locations in the current fiscal year.

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

(i)	planned store openings and store closings;
(ii)	anticipated capital expenditures

Accordingly, Reeds Jewelers, Inc. hereby identifies the following important factors that could cause its actual financial results to differ materially from those projected by the Company in forward-looking statements:

(i)	availability of favorable locations on terms acceptable to the Company;
(ii)	unexpected changes in the marketing and pricing strategies of competitors;
(iii)	adverse changes in the political environments of countries providing raw materials for the jewelry industry;
(iv)	potential future terrorist attacks and a decline in the domestic economy;
(v)	adverse changes in consumer spending;
(vi)	significant changes in interest rates; or
(vii)	the loss of key executives.

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

REEDS JEWELERS, INC.

July 15, 2002	/s/ James R. Rouse James R. Rouse Treasurer and Chief Financial Officer