Form 10-Q
period 2002-08-31
REEDS JEWELERS INC
filed 2002-10-15
CIK 805900

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED AUGUST 31, 2002
COMMISSION FILE NUMBER 0-15247

REEDS JEWELERS, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1441702 (I.R.S. Employer Identification No.)

2525 South Seventeenth Street Wilmington, North Carolina (Address of principal executive offices)	28401 (Zip code)

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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of October 15, 2002 was 8,476,372.

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

REEDS JEWELERS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	February 28	August 31	August 31
	2002	2002	2001

ASSETS		(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$809,000	$353,000	$776,000
Accounts receivable:
Customers, less allowance for doubtful accounts of $1,043,000, $581,000 and $3,730,000, respectively (Note E)	133,000	199,000	42,902,000
Other	488,000	1,198,000	993,000
Merchandise inventories	44,337,000	48,362,000	52,066,000
Income taxes receivable	6,776,000	2,092,000	2,421,000
Deferred income taxes, net of valuation allowance of $132,000 in 2001 (Note C)	—	—	1,939,000
Other	654,000	900,000	1,020,000

Total current assets	53,197,000	53,104,000	102,117,000
Property, furniture and equipment:
Land and building	83,000	83,000	83,000
Furniture and equipment	20,650,000	20,148,000	27,362,000
Leasehold improvements	9,186,000	9,206,000	12,303,000

	29,919,000	29,437,000	39,748,000
Less accumulated depreciation and amortization	17,765,000	18,316,000	20,654,000

Net property, furniture and equipment	12,154,000	11,121,000	19,094,000
Other assets:
Goodwill, net of accumulated amortization of $3,216,000 in 2001	—	—	5,180,000
Deferred income taxes, net of valuation allowance of $19,000 in 2001(Note C)	—	—	284,000
Restricted investments (Note D)	—	—	2,367,000
Other Receivable, less allowance of $906,000, $906,000, and $0, respectively	5,474,000	5,474,000	—
Miscellaneous	1,123,000	1,051,000	975,000

	6,597,000	6,525,000	8,806,000

TOTAL ASSETS	$71,948,000	$70,750,000	$130,017,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,233,000	$12,558,000	$21,944,000
Accrued compensation	2,011,000	1,267,000	1,287,000
Accrued expenses	3,805,000	2,383,000	1,951,000
Current portion of long-term debt	—	—	60,100,000

Total current liabilities	23,049,000	16,208,000	85,282,000
Revolving credit note	15,809,000	23,880,000	—
Subordinated notes payable to shareholders	2,579,000	2,579,000	845,000
Deferred income taxes (Note C)	—	—	2,095,000
Other long-term liabilities	855,000	855,000	874,000

Total liabilities	42,292,000	43,522,000	89,096,000
Shareholders’ equity:
Common stock, par value $0.10 per share; 25,000,000 shares authorized; 8,476,372 shares issued and outstanding in 2002 and 2001	847,000	847,000	847,000
Additional paid-in capital	10,560,000	10,560,000	10,560,000
Retained earnings	18,249,000	15,821,000	29,514,000

Total shareholders’ equity	29,656,000	27,228,000	40,921,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$71,948,000	$70,750,000	$130,017,000

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	August 31		August 31

	2002	2001	2002	2001

Net sales	$19,212,000	$22,306,000	$40,319,000	$43,599,000
Cost of sales	9,708,000	12,146,000	20,278,000	23,029,000

Gross profit	9,504,000	10,160,000	20,041,000	20,570,000
Selling, general and administrative expenses	10,689,000	12,707,000	21,663,000	25,048,000
Depreciation and amortization	599,000	1,029,000	1,207,000	2,009,000
Restructuring charge (Note F)	270,000	—	270,000	—

Operating loss	(2,054,000)	(3,576,000)	(3,099,000)	(6,487,000)
Interest expense	372,000	557,000	755,000	1,045,000

Loss from continuing operations before income taxes	(2,426,000)	(4,133,000)	(3,854,000)	(7,532,000)
Income tax benefit	(898,000)	(1,311,000)	(1,426,000)	(2,384,000)

Loss from continuing operations	(1,528,000)	(2,822,000)	(2,428,000)	(5,148,000)
Income from discontinued credit operations, net of income tax expense of $200,000 and $449,000 in 2001	—	462,000	—	1,037,000

Net loss	$(1,528,000)	$(2,360,000)	$(2,428,000)	$(4,111,000)

Basic and diluted net loss from continuing operations per share	$(0.18)	$(0.33)	$(0.29)	$(0.61)
Basic and diluted net income from discontinued credit operations per share	—	0.05	—	0.12

Basic and diluted net loss per share	$(0.18)	$(0.28)	$(0.29)	$(0.49)

Weighted average shares outstanding-diluted	8,476,372	8,476,372	8,476,372	8,476,372

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended	Six months ended
	August 31,	August 31,
	2002	2001

Operating activities
Net loss	$(2,428,000)	$(4,111,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
Income from discontinued credit operations	—	(1,486,000)
Depreciation	1,148,000	1,728,000
Amortization	59,000	281,000
Loss on sale of property, furniture and equipment	24,000	18,000
Changes in operating assets and liabilities:
Accounts receivable	(776,000)	7,858,000
Merchandise inventories	(4,025,000)	(3,514,000)
Other current assets and other assets	(233,000)	(206,000)
Accounts payable	(4,675,000)	8,526,000
Accrued compensation and expenses	(2,166,000)	(1,415,000)
Income taxes	4,684,000	(2,073,000)
Other long-term liabilities	—	663,000

Net cash (used in) provided by operating activities of continuing operations	(8,388,000)	6,269,000
Investing activities
Proceeds from sale of property, furniture and equipment	285,000	—
Purchases of property, furniture and equipment	(424,000)	(2,730,000)
Proceeds from sale of restricted investments	—	2,517,000
Purchase of restricted investments	—	(2,304,000)

Net cash used in investing activities	(139,000)	(2,517,000)
Financing activities
Net proceeds from (payments on) revolving credit note	8,071,000	(3,661,000)

Net cash provided by (used in) financing activities	8,071,000	(3,661,000)

Net (decrease) increase in cash and cash equivalents	(456,000)	91,000
Cash and cash equivalents at beginning of period	809,000	685,000

Cash and cash equivalents at end of period	$353,000	$776,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,016,000	$2,170,000

Income taxes	$(6,422,000)	$53,000

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

B.  RECLASSIFICATIONS

Certain reclassifications were made to the 2001 financial statements to conform to the classifications used in 2002. The reclassifications had no effect on net loss or shareholders’ equity as previously reported.

C.  INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws anticipated to be in effect when those differences are expected to reverse. For the six months ended August 31, 2002 and 2001 the Company generated net losses. The Company has established a valuation allowance for these net operating loss carryforwards and certain other deferred tax assets. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

D.  RESTRICTED INVESTMENTS

	08/31/02	08/31/01

Cash	$—	$2,307,000
Equity investment	—	60,000

Total restricted investments	$—	$2,367,000

Restricted investments in the accompanying balance sheet represent cash and stock held by the Company’s subsidiary, First Retail Bank N.A., to comply with the Federal Banking Regulations.

The Company’s equity investment, carried at cost, consisted of 1,200 shares of Federal Reserve Bank stock with a $50 par value at August 31, 2001.

In October 2001, the company dissolved the First Retail Bank, N. A. and as a result, the restricted investments became available for general use.

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

The following table summarizes the net sales, revenues, operating earnings, interest expense, assets, depreciation, and capital expenditures for each reportable segment for the quarters and six-months ended August 31, 2002 and 2001. In the financial statements, other revenues are reflected as a reduction of selling, general, and administrative expenses and inter-segment revenue eliminates in consolidation.

	Retail	Credit
	Operations	Operations	Total

For the quarter ended August 31, 2002
Net Sales	$19,212,000	$—	$19,212,000
Other revenues	310,000	—	310,000
Inter-segment revenue	—	—	—
Operating loss excluding inter-segment revenue	(2,054,000)	—	(2,054,000)
Interest expense	372,000	—	372,000
Identifiable assets	70,750,000	—	70,750,000
Depreciation and amortization	599,000	—	599,000
Capital expenditures	277,000	—	277,000

	Retail	Credit
	Operations	Operations	Total

For the quarter ended August 31, 2001
Net Sales	$22,306,000	$—	$22,306,000
Other revenues	367,000	3,233,000	3,600,000
Inter-segment revenue	—	242,000	242,000
Operating (loss) earnings excluding inter-segment revenue	(3,576,000)	1,141,000	(2,435,000)
Interest expense	557,000	479,000	1,036,000
Identifiable assets	84,419,000	45,598,000	130,017,000
Depreciation and amortization	1,029,000	34,000	1,063,000
Capital expenditures	1,183,000	—	1,183,000

	Retail	Credit
	Operations	Operations	Total

For the six month ended August 31, 2002
Net Sales	$40,319,000	$—	$40,319,000
Other revenues	661,000	—	661,000
Inter-segment revenue	—	—	—
Operating loss excluding inter-segment revenue	(3,099,000)	—	(3,099,000)
Interest expense	755,000	—	755,000
Identifiable assets	70,750,000	—	70,750,000
Depreciation and amortization	1,207,000	—	1,207,000
Capital expenditures	424,000	—	424,000

	Retail	Credit
	Operations	Operations	Total

For the six months ended August 31, 2001
Net Sales	$43,599,000	$—	$43,599,000
Other revenues	761,000	6,662,000	7,423,000
Inter-segment revenue	—	411,000	411,000
Operating (loss) earnings excluding inter-segment revenue	(6,487,000)	2,585,000	(3,902,000)
Interest expense	1,045,000	1,099,000	2,144,000
Identifiable assets	84,419,000	45,598,000	130,017,000
Depreciation and amortization	2,009,000	68,000	2,077,000
Capital expenditures	2,730,000	—	2,730,000

F.  RESTRUCTURING CHARGE

In the fiscal year ended February 28, 2002, $6,020,000 was recorded for restructuring and related costs associated with the Company’s exit from under-performing markets. In the quarter ended August 31, 2002, the Company recorded the final expenses of its restructuring plan in the amount of $270,000. These costs, in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, represent the costs of closing 24 under-performing stores and costs of not opening 3 new stores in new or under-performing markets. The amounts recorded consist of the costs associated with buying out store leases, store closing costs, and the loss on the sale or abandonment of leasehold improvements and furniture and fixtures. The restructuring charge also includes the severance costs associated with reducing its corporate office personnel by approximately 20% and its store personnel by approximately 17%. The remaining liability as of August 31, 2002 was $103,000, which is included in accrued expenses on the balance sheet. As of August 31, 2002, the following amounts were recorded:

Activity For the Period Ended August 31, 2002

	Balance at
	February 28,		Write-offs/	Balance at
	2002	Accruals	Payments	August 31, 2002

Lease exit costs	$307,000	$132,000	$339,000	$100,000
Sale/disposal of fixed assets	33,000	93,000	126,000	—
Severance costs	38,000	39,000	77,000	—
Professional fees	15,000	6,000	18,000	3,000

Totals	$393,000	$270,000	$560,000	$103,000

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

Throughout the year ended February 28, 2002, the Company did not hold any derivative instruments. During the first quarter of fiscal 2003, the Company purchased an interest rate cap for $152,000 with a notional amount of $20 million. The fair value of the interest rate cap agreement was $10,000 at August 31, 2002 and is recorded in other long-term assets in the Consolidated Balance Sheet at August 31, 2002. The decrease in the fair market value of the hedge was $142,000 for the six months ending August 31, 2002 and is reflected in selling, general and administrative expenses. To determine the fair values of derivative and financial instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at the balance sheet date. For the majority of financial instruments including derivatives and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  Net Sales

Total net sales were down 13.9% to $19,212,000 for the second quarter ended August 31, 2002, compared to $22,306,000 for the second quarter last year. Net sales decreased 7.5% to $40,319,000 for the six months ended August 31, 2002 from $43,599,000 for the same period a year earlier while operating an average of 17.0% fewer stores. Same store sales, or stores open in comparable periods, declined 3.7% in the second quarter this year compared to the second quarter last year, but increased 1.7% for the six-month period this year compared with the same six-month period last year. At August 31, 2002, the Company operated 96 stores in 20 states compared to 119 stores in 21 states at August 31, 2001. In the second quarter of fiscal 2003, the Company closed two under-performing stores in Wichita KS and one under-performing store in Macon GA. The Company has no commitments to open additional stores in the remainder of this fiscal year.

The sales of a retail jeweler depend upon having the right mixture of merchandise available in its stores. Core merchandise items are those that are the most profitable and have the highest turnover. The Company averaged 95.7% in-stock on its core items during the second quarter of fiscal 2003 and fiscal 2002. The Company averaged 91.8% in-stock on its entire basic merchandise mix compared to 93.4% during the same quarter a year ago. For the quarter ended August 31, 2002, core merchandise accounted for 50.9% of net sales, 51.0% of the items offered in the Company’s basic merchandise mix, and 32.7% of its inventory investment. During the same quarter last year, core merchandise accounted for 54.3% of net sales, 59.9% of the items offered in the Company’s basic merchandise mix, and 35.2% of its inventory investment. The average price of each piece of merchandise sold in the second quarter of fiscal 2003 was $241, down 2.0% from $246 a year earlier.

  Gross Profit

Gross margins were 49.5% during the quarter, up from 45.5% in the second quarter last year. Year-to-date, gross margins were 49.7%, up from 47.2% for the first six months last year. The increase in gross margins is a result of a higher recovery value on discontinued merchandise and management’s efforts to control excess discounting.

  Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative expenses as a percentage of net sales were 55.6% and 57.0% for the quarters ended August 31, 2002 and 2001, respectively. Significant expense categories are reflected as a percentage of net sales for the second quarters and six months of the last two fiscal years in the following table:

	Quarter Ended		Six Months Ended

	08/31/02	08/31/01	08/31/02	08/31/01

Compensation — salaries & hourly wages	22.0%	22.7%	21.4%	23.3%
Compensation — bonuses & commissions	3.5%	3.3%	3.8%	3.1%
Compensation — benefits & other personnel costs	4.8%	4.7%	4.6%	5.0%
Rents for space	13.4%	13.8%	13.0%	13.8%
Advertising	1.9%	2.7%	2.4%	3.3%

Selling, general, and administrative expenses decreased as a percentage of net sales primarily due to the combination of the 1.7% increase in comparable store sales and the closing of 24 under-performing stores. Fixed costs, on a per store basis, including occupancy, base compensation, and benefits decreased 1.6% from the second quarter of the prior year and year-to-date fixed costs per store decreased 2.0% from the prior year.

In the second half of the prior fiscal year, store closings reduced the staffing in the stores by 17% and management implemented corporate office personnel reductions of approximately 20%. These two factors account for the decrease in salaries & hourly wages and benefits & other personnel costs. Bonuses & commissions are higher in the quarter and six months ended August 31, 2002 versus the same periods in the prior year as a result of the improved sales and operating performance at the store level and an incentive plan introduced to increase sales of discontinued merchandise. Management negotiated additional cooperative advertising agreements from its vendors resulting in lower net advertising expenses.

  Depreciation and Amortization

Depreciation and amortization expenses were $599,000 and $1,207,000 for the three and six-month periods ended August 31, 2002, respectively, compared to $1,029,000 and $2,009,000 for the three and six-month periods ended August 31, 2001. The decrease in depreciation and amortization expenses for the three and six-months ended August 31, 2002 is a result of the goodwill impairment write-down at the end of fiscal 2002, the fixed asset impairment write-down in fiscal 2002, the disposal of fixed assets from the 24 stores closed since August 31, 2001, and the disposal of assets from its credit segment closed February 28, 2002.

  Interest Expense

Interest expense from continuing operations decreased $185,000 or 33.2% over the prior year to $372,000 for the quarter. The Company’s effective pre-tax interest rate during the quarter dropped to 5.9% from 6.5% for the same period in the previous year. The Company negotiated a new revolving credit agreement with a different lender in February 2002, which changed the base rate charged on its borrowings from LIBOR to Prime. The Prime Rate also dropped from 6.50% at August 31, 2001 to 4.75% at August 31, 2002. The decrease in interest expense from continuing operations results from the reduced interest rate and a decrease in average borrowings. Interest expense related to the financing of the accounts receivable portfolio is included in the income from discontinued credit operations, net of taxes.

  Income Taxes

The benefit from income taxes (including income tax expense reflected in income from discontinued credit operations of $200,000 in 2001) was $898,000 and $1,111,000 during the quarters ended August 31, 2002 and 2001, respectively. The Company’s estimated net effective tax rate was 37.0% during the second quarter ended August 31, 2002 and 32.0% in the second quarter of the previous year.

Liquidity and Capital Resources

Reeds Jewelers requires cash for purchasing inventory, updating technology and equipment, opening new stores, and remodeling existing locations. The Company’s primary sources of liquidity are cash flows generated from operations and its revolving credit facility with the Bank of America, N.A. Cash used in operations for the six months ending August 31, 2002 was $8,388,000 compared to cash provided by operations of $6,269,000 for the six months ending August 31, 2001. The main factors that contributed to the change in cash flows from operations were the sale of the accounts receivable portfolio in February 2002, the increase of payments to the Company’s suppliers, and the receipt of $6.3 million tax refund related to net operating losses incurred in fiscal 2002. During the quarter ended August 31, 2001 the Company’s accounts receivable balance decreased as customers paid for their Mother’s Day purchases thereby increasing cash flows provided by operations. Since the accounts receivable portfolio was sold in February 2002, the Company realized the cash benefit in the fourth quarter of fiscal 2002 instead of the first and second quarters of fiscal 2003. The sale of the accounts receivable in February 2002 also increased the availability on the Company’s revolving credit agreement. The Company was therefore able to take advantage of cash payment discounts with its vendors. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $36,896,000 and 3.3 to 1 at August 31, 2002 compared with $30,148,000 and 2.3 to 1 at February 28, 2002 and $16,835,000 and 1.2 to 1 at August 31, 2001. Working capital needs normally peak in the third quarter as the Company increases inventories to meet anticipated demand during the Christmas selling season. The fourth quarter has historically produced the majority of the Company’s cash flows from operations.

The asset-based revolving credit agreement with Bank of America, N.A. is collateralized by substantially all of the Company’s assets and permits borrowings of up to $30 million, subject to “advance rates” applied to levels of eligible inventory. The Company could have borrowed $26.0 million at August 31, 2002 based on its eligible inventory and a 55% advance rate. At that time, $23.9 million was outstanding. The loan agreement requires Reeds Jewelers to satisfy certain financial and other covenants including maintaining a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and limiting capital expenditures to $1,000,000 per fiscal year. Because Reeds places significant reliance on its annual operations to provide cash flow, any reduction in sales would increase the Company’s need to borrow additional funds and could adversely affect Reeds’ ability to meet certain of the financial covenants.

The Company borrowed $1,734,000 from three related parties in February 2002 in conjunction with the pay-off of its previous revolving credit facility. Interest is payable monthly at the prime rate (4.75% at August 31, 2002) plus 6.0%. The note is secured and is subordinate to the Bank of America, N.A. revolving credit facility. The loan matures on February 28, 2005, but principal payments may be made earlier based on the Company achieving certain financial targets in its audited financial results for the fiscal year ending February 28, 2003.

The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (4.75% at August 31, 2002) quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving credit facility.

Reeds Jewelers has incurred $424,000 in capital expenditures as of August 31, 2002 and expects to incur additional capital expenditures of almost $576,000 in the remaining months of the fiscal year ending February 28, 2003 for equipment upgrades and store remodels. The Company does not plan to open additional locations in the current fiscal year.

Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Various forward-looking statements have been made throughout this discussion, including comments about:

(i)	planned store openings and closings;
(ii)	anticipated capital expenditures
(iii)	anticipated outcome of legal proceedings

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

The Company believes that the market risk related to interest rate changes as of August 31, 2002 has not materially changed since February 28, 2002. The market risk disclosure in the Company’s Annual Report on Form 10-K for the year ended February 28, 2002 is incorporated by reference herein.

ITEM 4. Internal Controls

As of October 11, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of October 11, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to October 11, 2002.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in certain legal actions and claims incidental to the conduct of its business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

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

REEDS JEWELERS, INC.

October 15, 2002	/s/ James R. Rouse James R. Rouse Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Alan M. Zimmer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reeds Jewelers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 15, 2002	/s/ Alan M. Zimmer Alan M. Zimmer President and Chief Executive Officer

CERTIFICATIONS

I, James R. Rouse, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reeds Jewelers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 15, 2002	/s/ James R. Rouse James R. Rouse Treasurer and Chief Financial Officer