Form 10-Q
period 2002-11-30
REEDS JEWELERS INC
filed 2003-01-14
CIK 805900

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED NOVEMBER 30, 2002
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of January 14, 2003 was 8,476,372.

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

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28	November 30	November 30
	2002	2002	2001

ASSETS		(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$809,000	$504,000	$1,015,000
Accounts receivable:
Customers, less allowance for doubtful accounts of $1,043,000, $445,000 and $3,619,000, respectively (Note F)	133,000	248,000	41,615,000
Other	488,000	3,004,000	1,374,000
Merchandise inventories	44,337,000	55,885,000	54,795,000
Income taxes receivable	6,776,000	2,477,000	5,472,000
Deferred income taxes, net of valuation allowance of $109,000 in 2001 (Note D)	—	—	1,912,000
Other	654,000	1,325,000	934,000

Total current assets	53,197,000	63,443,000	107,117,000
Property, furniture and equipment:
Land and building	83,000	83,000	83,000
Furniture and equipment	20,650,000	20,135,000	24,893,000
Leasehold improvements	9,186,000	9,174,000	12,534,000

	29,919,000	29,392,000	37,510,000
Less accumulated depreciation and amortization	17,765,000	18,636,000	20,858,000

Net property, furniture and equipment	12,154,000	10,756,000	16,652,000
Other assets:
Deferred income taxes, net of valuation allowance of $39,000 in 2001 (Note D)	—	—	676,000
Other receivable, less allowance of $906,000, $906,000, and $0, respectively	5,474,000	5,474,000	—
Miscellaneous	1,123,000	1,087,000	973,000

	6,597,000	6,561,000	1,649,000

TOTAL ASSETS	$71,948,000	$80,760,000	$125,418,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,233,000	$19,110,000	$24,509,000
Accrued compensation	2,011,000	1,924,000	1,808,000
Accrued expenses	3,805,000	2,730,000	5,180,000
Current portion of long-term debt (Note E)	—	27,041,000	59,125,000

Total current liabilities	23,049,000	50,805,000	90,622,000
Revolving credit note (Note E)	15,809,000	—	—
Subordinated notes payable to shareholders	2,579,000	2,579,000	845,000
Deferred income taxes (Note D)	—	—	1,268,000
Other long-term liabilities	855,000	840,000	855,000

Total liabilities	42,292,000	54,224,000	93,590,000
Shareholders’ equity:
Common stock, par value $0.10 per share; 25,000,000 shares authorized; 8,476,372 shares issued and outstanding in 2002 and 2001	847,000	847,000	847,000
Additional paid-in capital	10,560,000	10,560,000	10,560,000
Retained earnings	18,249,000	15,129,000	20,421,000

Total shareholders’ equity	29,656,000	26,536,000	31,828,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$71,948,000	$80,760,000	$125,418,000

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	November 30		November 30

	2002	2001	2002	2001

Net sales	$21,784,000	$24,670,000	$62,103,000	$68,269,000
Cost of sales	11,024,000	13,056,000	31,302,000	36,085,000

Gross profit	10,760,000	11,614,000	30,801,000	32,184,000
Selling, general and administrative expenses	10,822,000	12,784,000	32,485,000	37,832,000
Depreciation and amortization	617,000	863,000	1,824,000	2,872,000
Restructuring charge (Note G)	—	4,864,000	270,000	4,864,000
Asset impairment charge	—	5,983,000	—	5,983,000

Operating loss	(679,000)	(12,880,000)	(3,778,000)	(19,367,000)
Interest expense	419,000	425,000	1,174,000	1,470,000

Loss from continuing operations before income taxes	(1,098,000)	(13,305,000)	(4,952,000)	(20,837,000)
Income tax benefit	(406,000)	(4,258,000)	(1,832,000)	(6,643,000)

Loss from continuing operations	(692,000)	(9,047,000)	(3,120,000)	(14,194,000)
(Loss) income from discontinued credit operations, net of income tax (benefit) expense of ($20,000) and $430,000, respectively	—	(46,000)	—	990,000

Net loss	$(692,000)	$(9,093,000)	$(3,120,000)	$(13,204,000)

Basic and diluted net loss from continuing operations per share	$(0.08)	$(1.06)	$(0.37)	$(1.67)
Basic and diluted net (loss) income from discontinued credit operations per share	—	(0.01)	—	0.11

Basic and diluted net loss per share	$(0.08)	$(1.07)	$(0.37)	$(1.56)

Weighted average shares outstanding-diluted	8,476,372	8,476,372	8,476,372	8,476,372

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended	Nine months ended
	November 30,	November 30,
	2002	2001

Operating activities
Net loss	$(3,120,000)	$(13,204,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
Income from discontinued credit operations	—	(1,420,000)
Asset impairment charge	—	5,983,000
Depreciation	1,735,000	2,555,000
Amortization	89,000	317,000
Loss on sale of property, furniture and equipment	45,000	659,000
Changes in operating assets and liabilities:
Accounts receivable	(2,631,000)	8,732,000
Merchandise inventories	(11,548,000)	(6,243,000)
Other current assets and other assets	(724,000)	(154,000)
Accounts payable	1,877,000	11,091,000
Accrued compensation and expenses	(1,162,000)	2,335,000
Income taxes	4,299,000	(6,316,000)
Other long-term liabilities	(15,000)	644,000

Net cash (used in) provided by operating activities of continuing operations	(11,155,000)	4,979,000
Investing activities
Proceeds from sale of property, furniture and equipment	287,000	342,000
Purchases of property, furniture and equipment	(669,000)	(2,935,000)
Proceeds from sale of restricted investments	—	2,580,000

Net cash used in investing activities	(382,000)	(13,000)
Financing activities
Net proceeds from (payments on) revolving credit note	11,232,000	(4,636,000)

Net cash provided by (used in) financing activities	11,232,000	(4,636,000)

Net (decrease) increase in cash and cash equivalents	(305,000)	330,000
Cash and cash equivalents at beginning of period	809,000	685,000

Cash and cash equivalents at end of period	$504,000	$1,015,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,422,000	$3,070,000

Income taxes	$(6,443,000)	$19,000

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

D.     INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws anticipated to be in effect when those differences are expected to reverse. For the nine months ended November 30, 2002 and 2001 the Company generated net losses. The Company has established a valuation allowance for these net operating loss carryforwards and certain other deferred tax assets. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

E.     DEBT

On February 28, 2002 Reeds Jewelers entered into an asset-based revolving credit agreement with Bank of America, N.A. Under the terms of the agreement, the Company may borrow up to $30.0 million through February 28, 2005 based on specified percentages of eligible inventory. The Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (1.38% at November 30, 2002) plus 275 basis points or prime (4.25% at November 30, 2002) plus 50 basis points until completion of the audit of the fiscal year ended February 28, 2003. At that point the interest will be payable monthly at an interest rate ranging from the 30-day LIBOR rate (1.38% at November 30, 2002) plus 200 to 275 basis points or prime (4.25% at November 30, 2002) plus 0 to 50 basis points, depending upon the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA). The revolving credit facility is collateralized by substantially all of the Company’s assets. The loan agreement requires Reeds Jewelers to satisfy certain financial and other covenants including maintaining a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and limiting capital expenditures to $1,000,000 per fiscal year. At November 30, 2002, the Company was in compliance with these financial covenants as amended, but for the ten months ended December 31, 2002 the Company did not meet the minimum EBITDA requirement. The Company had $27.0 million outstanding on this revolver at November 30, 2002, which has been reclassified as a current liability in accordance with EITF 86-30. The Company expects to receive a waiver and/or an amendment from its lender at which time the loan will again be classified as long-term debt. If the Company is unable to renegotiate its loan agreement, the Company may be unable to comply with the debt covenants. Such inability could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

F.     OPERATING SEGMENT INFORMATION

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

The following table summarizes the net sales, revenues, operating earnings, interest expense, assets, depreciation, and capital expenditures for each reportable segment for the quarters and nine-months ended November 30, 2002 and 2001. In the financial statements, other revenues are reflected as a reduction of selling, general, and administrative expenses and inter-segment revenue eliminates in consolidation.

	Retail	Credit
	Operations	Operations	Total

For the quarter ended November 30, 2002
Net Sales	$21,784,000	$—	$21,784,000
Other revenues	322,000	—	322,000
Inter-segment revenue	—	—	—
Operating loss excluding inter-segment revenue	(679,000)	—	(679,000)
Interest expense	419,000	—	419,000
Identifiable assets	80,760,000	—	80,760,000
Depreciation and amortization	617,000	—	617,000
Capital expenditures	245,000	—	245,000

	Retail	Credit
	Operations	Operations	Total

For the quarter ended November 30, 2001
Net Sales	$24,670,000	$—	$24,670,000
Other revenues	319,000	2,873,000	3,192,000
Inter-segment revenue	—	279,000	279,000
Operating (loss) earnings excluding inter-segment revenue	(12,880,000)	335,000	(12,545,000)
Interest expense	425,000	401,000	826,000
Identifiable assets	83,335,000	42,083,000	125,418,000
Depreciation and amortization	863,000	34,000	897,000
Capital expenditures	205,000	—	205,000

	Retail	Credit
	Operations	Operations	Total

For the nine months ended November 30, 2002
Net Sales	$62,103,000	$—	$62,103,000
Other revenues	983,000	—	983,000
Inter-segment revenue	—	—	—
Operating loss excluding inter-segment revenue	(3,778,000)	—	(3,778,000)
Interest expense	1,174,000	—	1,174,000
Identifiable assets	80,760,000	—	80,760,000
Depreciation and amortization	1,824,000	—	1,824,000
Capital expenditures	669,000	—	669,000

	Retail	Credit
	Operations	Operations	Total

For the nine months ended November 30, 2001
Net Sales	$68,269,000	$—	$68,269,000
Other revenues	1,080,000	9,535,000	10,615,000
Inter-segment revenue	—	690,000	690,000
Operating (loss) earnings excluding inter-segment revenue	(19,367,000)	2,920,000	(16,447,000)
Interest expense	1,470,000	1,500,000	2,970,000
Identifiable assets	83,335,000	42,083,000	125,418,000
Depreciation and amortization	2,872,000	102,000	2,974,000
Capital expenditures	2,935,000	—	2,935,000

G.     RESTRUCTURING CHARGE

In the fiscal year ended February 28, 2002, $6,020,000 was recorded for restructuring and related costs associated with the Company’s exit from under-performing markets. In the quarter ended August 31, 2002, the Company recorded the final expenses of its restructuring plan in the amount of $270,000. These costs, in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, represent the costs of closing 24 under-performing stores and costs of not opening 3 new stores in new or under-performing markets. The amounts recorded consist of the costs associated with buying out store leases, store closing costs, and the loss on the sale or abandonment of leasehold improvements and furniture and fixtures. The restructuring charge also includes the severance costs associated with reducing its corporate office personnel by approximately 20% and its store personnel by approximately 17%. The remaining liability as of November 30, 2002 was $100,000, which is included in accrued expenses on the balance sheet. As of November 30, 2002, the following amounts were recorded:

Activity For the Period Ended November 30, 2002

	Balance at			Balance at
	February 28,		Write-offs/	November 30,
	2002	Accruals	Payments	2002

Lease exit costs	$307,000	$132,000	$342,000	$97,000
Sale/disposal of fixed assets	33,000	93,000	126,000	—
Severance costs	38,000	39,000	77,000	—
Professional fees	15,000	6,000	18,000	3,000

Totals	$393,000	$270,000	$563,000	$100,000

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

Throughout the year ended February 28, 2002, the Company did not hold any derivative instruments. During the first quarter of fiscal 2003, the Company purchased an interest rate cap for $152,000 with a notional amount of $20 million. The fair value of the interest rate cap agreement was $4,000 at November 30, 2002 and is recorded in other long-term assets in the Consolidated Balance Sheet at November 30, 2002. The decrease in the fair market value of the interest rate cap was $148,000 for the nine months ending November 30, 2002 and is reflected in selling, general and administrative expenses. To determine the fair values of derivative and financial instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at the balance sheet date. For the majority of financial instruments including derivatives and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net Sales

Total net sales were down 11.7% to $21,784,000 for the third quarter ended November 30, 2002, compared to $24,670,000 for the third quarter last year. Net sales decreased 9.0% to $62,103,000 for the nine months ended November 30, 2002 from $68,269,000 for the same period a year earlier while operating an average of 17.0% fewer stores. Same store sales, or stores open in comparable periods, increased 5.2% in the third quarter this year compared to the third quarter last year, and increased 3.1% for the nine-month period this year compared with the same nine-month period last year. At November 30, 2002, the Company operated 96 stores in 20 states compared to 115 stores in 21 states at November 30, 2001. In December of 2002, the Company closed one under-performing store in each of the following markets: Gainesville FL, Annapolis MD, Wilmington NC, and Des Moines IA. As of January 1, 2003, the Company operates 92 stores in 19 states. The Company has no commitments to open additional stores in the remainder of this fiscal year.

The sales of a retail jeweler depend upon having the right mixture of merchandise available in its stores. Core merchandise items are those that are the most profitable and have the highest turnover. The Company averaged 96.6% in-stock on its core items during the third quarter of fiscal 2003 compared to 96.3% during the third quarter of fiscal 2002. The Company averaged 92.7% in-stock on its entire basic merchandise mix compared to 93.3% during the same quarter a year ago. For the quarter ended November 30, 2002, core merchandise accounted for 47.5% of net sales, 50.0% of the items offered in the Company’s basic merchandise mix, and 32.1% of its inventory investment. During the same quarter last year, core merchandise accounted for 51.4% of net sales, 56.3% of the items offered in the Company’s basic merchandise mix, and 31.6% of its inventory investment. The average price of each piece of merchandise sold in the third quarter of fiscal 2003 was $249, up 2.5% from $243 a year earlier.

     Gross Profit

Gross margins were 49.4% during the quarter, up from 47.1% in the third quarter last year. Year-to-date, gross margins were 49.6%, up from 47.1% for the first nine months last year. The increase in gross margins is a result of a higher recovery value on discontinued merchandise and management’s efforts to control excess discounting.

     Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative expenses as a percentage of net sales were 49.7% and 51.8% for the quarters ended November 30, 2002 and 2001, respectively. Significant expense categories are reflected as a percentage of net sales for the third quarters and nine months of the last two fiscal years in the following table:

	Quarter Ended		Nine Months Ended

	11/30/02	11/30/01	11/30/02	11/30/01

Compensation — salaries & hourly wages	20.0%	19.2%	20.9%	21.9%
Compensation — bonuses & commissions	3.1%	3.1%	3.6%	3.1%
Compensation — benefits & other personnel costs	4.6%	4.1%	4.6%	4.7%
Rents for space	12.1%	11.9%	12.7%	13.1%
Advertising	1.6%	5.3%	2.1%	4.0%

Selling, general, and administrative expenses decreased as a percentage of net sales primarily due to the combination of the 3.1% increase in comparable store sales and the closing of 24 under-performing stores.

In the second half of the prior fiscal year, store closings reduced the staffing in the stores by 17% and management implemented corporate office personnel reductions of approximately 20%. These two factors account for the decrease in salaries & hourly wages and benefits & other personnel costs for the nine months ended November 30, 2002 versus the same period of the prior year. Bonuses & commissions are higher in the nine months ended November 30, 2002 versus the same nine months in the prior year as a result of the improved sales and operating performance at the store level and an incentive plan introduced to increase sales of discontinued merchandise. Management negotiated additional cooperative advertising agreements from its vendors resulting in lower net advertising expenses.

     Depreciation and Amortization

Depreciation and amortization expenses were $617,000 and $1,824,000 for the three and nine-month periods ended November 30, 2002, respectively, compared to $863,000 and $2,872,000 for the three and nine-month periods ended November 30, 2001. The decrease in depreciation and amortization expenses for the three and nine-months ended November 30, 2002 is a result of the goodwill impairment write-down at the end of fiscal 2002, the fixed asset impairment write-down in fiscal 2002, the disposal of fixed assets from the 24 under-performing stores closed after August 31, 2001, and the disposal of assets from its credit segment closed February 28, 2002.

     Interest Expense

Interest expense from continuing operations decreased $6,000 or 1.4% over the prior year to $419,000 for the quarter. The Company’s effective pre-tax interest rate during the quarter increased to 5.9% from 5.4% for the same period in the previous year. The Company negotiated a new revolving credit agreement with a different lender in February 2002, which changed the base rate charged on its borrowings from LIBOR to prime. The prime rate also dropped from 5.0% at November 30, 2001 to 4.25% at November 30, 2002. The decrease in interest expense from continuing operations results primarily from the decrease in average borrowings. Interest expense related to the financing of the accounts receivable portfolio is included in the income from discontinued credit operations, net of taxes.

     Income Taxes

     Income Taxes

The benefit from income taxes (including income tax benefit reflected in income from discontinued credit operations of $20,000 in 2001) was $406,000 and $4,278,000 during the quarters ended November 30, 2002 and 2001, respectively. The Company’s estimated net effective tax rate was 37.0% during the third quarter ended November 30, 2002 and 32.0% in the third quarter of the previous year.

Liquidity and Capital Resources

Reeds Jewelers requires cash for purchasing inventory, updating technology and equipment, opening new stores, and remodeling existing locations. The Company’s primary sources of liquidity are cash flows generated from operations and its revolving credit facility with the Bank of America, N.A. Cash used in operations for the nine months ending November 30, 2002 was $11,155,000 compared to cash provided by operations of $4,979,000 for the nine months ending November 30, 2001. The main factors that contributed to the change in cash flows from operations were the sale of the accounts receivable portfolio in February 2002, the increase in merchandise inventory levels, and the receipt of a $6.3 million tax refund related to net operating losses incurred in fiscal 2002. During the quarter ended November 30, 2001 decreased net sales resulted in lower accounts receivables as customer payments were exceeding new charge sales. Since the accounts receivable portfolio was sold in February 2002, the Company realized the cash benefit in the fourth quarter of fiscal 2002 instead of the first, second and third quarters of fiscal 2003. The sale of the accounts receivable in February 2002 also increased the availability on the Company’s revolving credit agreement. The Company was therefore able to take advantage of cash payment discounts with its vendors. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $12,638,000 and 1.2 to 1 at November 30, 2002 compared with $30,148,000 and 2.3 to 1 at February 28, 2002 and $16,495,000 and 1.2 to 1 at November 30, 2001. Working capital needs normally peak in the third quarter as the Company increases inventories to meet anticipated demand during the Christmas selling season. The fourth quarter has historically produced the majority of the Company’s cash flows from operations.

The asset-based revolving credit agreement with Bank of America, N.A. is collateralized by substantially all of the Company’s assets and permits borrowings of up to $30.0 million, subject to “advance rates” applied to levels of eligible inventory. The Company could have borrowed $30.0 million at November 30, 2002 based on its eligible inventory and a 57.8% advance rate. The loan agreement requires Reeds Jewelers to satisfy certain financial and other covenants including maintaining a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and limiting capital expenditures to $1,000,000 per fiscal year. At November 30, 2002, the Company was in compliance with these financial covenants as amended, but for the ten months ended December 31, 2002 the Company did not meet the minimum EBITDA requirement. The Company had $27.0 million outstanding on this revolver at November 30, 2002, which has been reclassified as a current liability in accordance with EITF 86-30. The Company expects to receive a waiver and/or an amendment from its lender at which time the loan will again be classified as long-term debt. If the Company is unable to renegotiate its loan agreement, the Company may be unable to comply with the debt covenants. Such inability could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company borrowed $1,734,000 from three related parties in February 2002 in conjunction with the pay-off of its previous revolving credit facility. Interest is payable monthly at the prime rate (4.25% at November 30, 2002) plus 6.0%. The note is secured and is subordinate to the Bank of America, N.A. revolving credit facility. The loan matures on February 28, 2005, but principal payments may be made earlier based on the Company achieving certain financial targets in its audited financial results for the fiscal year ending February 28, 2003.

The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (4.25% at November 30, 2002) quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving credit facility.

Reeds Jewelers has incurred $669,000 in capital expenditures as of November 30, 2002 and expects to incur additional capital expenditures of almost $331,000 in the remaining months of the fiscal year ending February 28, 2003 for equipment upgrades and store remodels. The Company does not plan to open additional locations in the current fiscal year.

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
(iv)	anticipated outcome of negotiations with lender

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

The Company believes that the market risk related to interest rate changes as of November 30, 2002 has not materially changed since February 28, 2002. The market risk disclosure in the Company’s Annual Report on Form 10-K for the year ended February 28, 2002 is incorporated by reference herein.

ITEM 4. Internal Controls

As of January 13, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of January 13, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to January 13, 2003.

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

REEDS JEWELERS, INC.

January 14, 2003	/s/ James R. Rouse James R. Rouse Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Alan M. Zimmer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reeds Jewelers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 14, 2003	/s/ Alan M. Zimmer Alan M. Zimmer President and Chief Executive Officer

CERTIFICATIONS

I, James R. Rouse, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reeds Jewelers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 14, 2003	/s/ James R. Rouse James R. Rouse Treasurer and Chief Financial Officer