Form 10-K
period 2003-02-28
REEDS JEWELERS INC
filed 2003-05-29
CIK 805900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003
OR

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
(910) 350-3100

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.10 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 7, 2003 (computed by reference to the last reported sales price of the registrant’s common stock on the American Stock Exchange on such date) was $1,298,821.

     The number of shares outstanding as of May 7, 2003 of the registrant’s common stock, par value $.10 per share, was 8,476,372.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into the indicated Part of the Annual Report of Form 10-K to the extent indicated in such Part:

Part III of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

PART I

ITEM 1. Business

     Reeds Jewelers, Inc. (the “Company” or “Reeds Jewelers” or “Reeds” or the “Registrant”) operates 92 premier specialty retail jewelry stores in enclosed regional malls located principally in the Southeast and Midwest sections of the United States. During the last five years, the Company has opened 39 new stores and closed 45 under-performing stores. Although the Company decreased its net number of stores by six for the five-year period and the number of transactions has decreased at a compound annual rate of 6.8%, net sales have decreased at a compound annual rate of only 0.1%.

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

     In addition to this Annual Report, we file quarterly and special reports, proxy statements and other information with the SEC. All documents that we file with the SEC can be accessed free of charge through our corporate website, http://www.reeds.com, which links directly to the SEC website. These documents may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet (http://www.sec.gov). You may also read and copy any document that we file at the public reference facilities of the SEC at 450 Fifth Street, N.W., Washington, D.C. 25049. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities.

Current Year Events

Passing of Founder and Chairman of the Board

     William R. Zimmer, Reeds Jewelers’ founder and Chairman of the Board, passed away in July 2002 after a period of failing health. Mr. Zimmer and his wife Roberta opened the first Reeds store in the South in January 1946 where he remained an integral part of the Company until his passing at the age of 84. Mr. Zimmer’s philosophy of life and business remains embedded in the Company’s business strategy and culture.

Restructuring Plan

     In the third quarter of fiscal year 2002, the Board of Directors and management implemented a restructuring plan as a result of the decreased profitability and reduced liquidity that the Company had experienced over the previous two years. The restructuring plan involved: 1) closing a number of stores that were unprofitable and had a negative cash flow; 2) reducing personnel costs; and 3) restructuring the balance sheet. The Company recorded the final expenses of its restructuring plan in the quarter ended August 31, 2002 (second quarter of fiscal 2003). Additional details are provided in Note 7 of the Consolidated Financial Statements contained herein.

Revolving Credit Facility

     In March 2003, Reeds Jewelers received an amendment to its asset-based revolving credit agreement with Bank of America, N.A. The amended agreement includes revised financial covenants consistent with the Company’s business plan. Under the original and revised terms of the agreement, the Company may borrow up to $30 million through February 28, 2005 based on specified percentages of eligible inventory.

RFSI and RCSI merged into RJNC

     On February 28, 2003, Reeds Financial Services Inc. (“RFSI”) and Reeds Corporate Services Inc. (“RCSI”) merged into Reeds Jewelers of North Carolina, Inc. (“RJNC”). The merger was designed to reduce administrative costs as well as accounting and legal fees. RJNC is and RFSI and RCSI were wholly owned subsidiaries of Reeds Jewelers, Inc.

Principal Markets, Methods of Distribution, and Products

     The Company operates stores under the names of Reeds Jewelers, Mills Jewelers, and Reeds Jewelers Outlet. The Company currently operates one store with the Mills Jewelers name and two stores with the Reeds Jewelers Outlet name. The Mills name is used in a mall where the Company already has a store displaying the Reeds brand. As of February 28, 2003, the Company operated 92 stores, located as follows:

5 in Alabama	1 in Delaware	6 in Florida
4 in Georgia	1 in Kansas	1 in Kentucky
1 in Louisiana	9 in Maryland	3 in Michigan
1 in Missouri	7 in Mississippi	18 in North Carolina
1 in Oklahoma	1 in Pennsylvania	8 in South Carolina
5 in Tennessee	5 in Texas	14 in Virginia
1 in West Virginia

     Management chooses locations for its stores based upon various demographic factors, the aggregate amount of jewelry business being done in the mall, and the amount of rent that will be charged for the location. The Company has no plans to open any additional stores in the current fiscal year.

     The Company’s stores range in size from approximately 500 to 2,100 square feet of selling space, and average approximately 1,150 square feet of selling space. The stores are designed to invite customers into a well-lit and attractive setting where typically more than 2,200 items are offered for sale. Promotional displays are changed periodically to provide variety and to reflect special and seasonal events.

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

     The Company has operated an Internet site www.reeds.com since December 22, 1999. The e-commerce site offers consumers the opportunity online to buy diamond jewelry, gold jewelry, watches and giftware. Customers can also apply online for credit.

     Reeds Jewelers is committed to attracting and developing a highly talented retail jewelry team. The Company achieves this through multifaceted training opportunities incorporated under the Reeds University umbrella. The Company’s university is designed to provide training and development to both the new and the seasoned employee. New employees receive intensive structured in-store training that consists of asset protection, product knowledge, customer service, and sales techniques. After successful completion of the in-store training, each associate is offered the opportunity to become a Certified Diamontologist by completing the 21-chapter course offered through the Diamond Council of America. This course is a mandatory requirement for all management positions. Currently, approximately 38% of all employees are Certified Diamontologists. Reeds University also offers 2-3 day sessions ranging from “Managing the Sales Floor” to “Coaching Your Team” as part of our on-going commitment to employee development. The university utilizes experienced members of the management team as Reeds University instructors. Reeds University’s enhanced curriculum encompasses a 3 day National Conference for Store Managers that focuses on management communication, motivation, and selling skills. The Company also offers tuition reimbursement for job and industry related certifications.

     The Company’s marketing efforts include the use of newspaper inserts, direct mail, television, and radio offering selected items at a variety of price points. The Company advertises throughout the year, but intensifies its efforts for the major gift-giving holidays of Christmas, Mother’s Day, and Valentine’s Day. The Company spent 3.3%, 4.8%, and 4.3%, of its net sales for advertising and marketing during the fiscal years ended February 28, 2003, 2002 and 2001, respectively.

     The Company believes that customer satisfaction is a valuable form of advertising and therefore stands behind its sales with repair services, return, exchange, and trade-in policies. The Company’s policy is to accept, in exchange for a full refund, any item of merchandise returned in like new condition within thirty days of its purchase. The Company offers a jewelry and watch service plan, which is customary for the industry. The Company backs its diamond jewelry with a lifetime warranty and also offers a trade-in policy, pursuant to which a customer may exchange a Reeds diamond in partial payment for another Reeds diamond of at least double the value of the trade-in.

     The Company offers a wide selection of merchandise, including diamond rings and jewelry, gold jewelry and chains, gemstone rings, watches, and other fine jewelry. Most of the diamonds sold by the Company are one carat or less in size, and the Company also offers a limited selection of larger diamonds. Gold jewelry items sold in the Company’s stores are primarily 14 karat, and its gemstone rings contain either precious stones (such as rubies, sapphires, and emeralds) or semi-precious gems (such as opals, blue topaz, amethyst, and garnets). Watches offered by the Company represent many popular brand names in a broad range of price points. Sales by major classes of similar products offered by the Company during each of the last three fiscal years were as follows:

Class	2003	2002	2001

Diamonds & precious gems	59.4%	57.2%	57.0%
Watches	15.2%	14.7%	14.5%
Gold jewelry	6.6%	9.0%	9.2%
Semi-precious gems	7.2%	7.6%	6.8%

     Approximately 91% of the products sold by the Company are purchased through a centralized merchandising department at the Company’s headquarters. The centralization of buying allows the Company to establish long-term relationships with vendors that provide a continuing source of product supply, consistent quality control, and competitive pricing. The average price of a piece of merchandise sold from the Company’s basic merchandise mix in fiscal 2003 was $271 compared to $241 in fiscal 2002 and $248 in fiscal 2001.

     The Company employs experienced buyers who concentrate on purchasing specific product lines from many suppliers in the United States and abroad. Most of the Company’s purchases are finished merchandise, obtained at attractive prices and terms, or on consignment. Consigned inventory balances were $4,627,000 and $11,379,000 at February 28, 2003 and 2002, respectively. The Company has historically used consigned inventory to broaden its merchandise mix, and consigned inventory typically included slower-moving items. The reduction in consigned inventory is consistent with management’s plan to narrow its focus and increase its inventory turn.

     The Company has strong inventory control systems, extensive security systems, and loss prevention procedures to maintain low inventory losses. The Company screens employment applicants and provides training in loss prevention to its store associates. Despite these precautions, the Company occasionally experiences losses from theft and maintains insurance to cover such losses. The Company’s losses from inventory shrinkage have been 0.5%, 0.6%, and 0.6% of net sales during each of the last three years.

     The Company does not engage in hedging activities with respect to merchandise held in inventory since it has been able to adjust retail prices to reflect price fluctuations in the commodities that are used in the merchandise it offers for sale. The Company is not subject to substantial currency fluctuations because its purchases are dollar denominated.

     In the fiscal year ended February 28, 2003, the Company’s three largest suppliers accounted for 13.7%, 7.5%, and 7.2%, respectively, of the Company’s total merchandise purchases, with no other supplier accounting for more than 5.5%. Alternate sources exist for all merchandise provided by the Company’s suppliers, with the exception of any particular name brand.

     Diamond products represent more than half of the sales made by the Company and DeBeers Consolidated Mines Ltd. (“DeBeers”) substantially controls the supply and price of this major product. The availability of diamonds to DeBeers and the Company’s suppliers is to some extent dependent on the political situation in diamond producing countries, such as the Democratic Republic of Congo, South Africa, Botswana, Australia, and certain countries of the former Soviet Union. Any sustained interruption in the supply of diamonds from the producing countries could adversely affect the Company and the retail jewelry industry as a whole. DeBeers maintains a large inventory of diamonds outside the producing countries in order to mitigate the impact of volatility in supply from the producing countries. Although changes in DeBeer’s pricing cannot be predicted and could have an adverse impact on the Company’s business, the Company believes DeBeers continues to have a stabilizing influence on the world’s diamond markets.

Seasonality

     The Company’s business is seasonal in nature. The fourth quarter, which includes the major part of the Christmas selling season, produces higher sales and earnings than any of the first three quarters. Net sales and net (loss) earnings for each quarter as a percentage of annual net sales and net (loss) earnings for the three most recent fiscal years were:

	2003	2002	2001

Net Sales
First Quarter	20.6%	18.7%	20.0%
Second Quarter	18.8%	19.5%	20.2%
Third Quarter	21.3%	21.6%	22.6%
Fourth Quarter	39.3%	40.2%	37.2%
Net (Loss) Earnings Before Discontinued Operations, Restructuring and Asset Impairment Charges
First Quarter	(78.9)%	(45.7)%	0.0%
Second Quarter	(121.6)%	(55.3)%	0.0%
Third Quarter	(61.2)%	(28.9)%	0.0%
Fourth Quarter	161.7%	29.9%	100.0%
Net (Loss) Earnings
First Quarter	(59.8)%	(11.4)%	0.0%
Second Quarter	(101.5)%	(15.3)%	0.0%
Third Quarter	(46.0)%	(59.1)%	0.0%
Fourth Quarter	107.3%	(14.2)%	100.0%

Credit Operations

     The Company’s credit programs are designed to enhance the Company’s overall sales strategy by facilitating more frequent and larger purchases to its loyal customer base. The Company also encourages customers to make payments on the credit programs at the store level to increase store traffic and interaction with these customers. Prior to February 28, 2002 the Company extended credit to its customers under a level-pay plan. Credit was granted for varying lengths of time, generally requiring payments of 3.0% of the individual customer’s highest balance, with minimum payments of $25 per month. The Company offered optional insurance coverage for all credit purchases. On February 28, 2002, Reeds entered into a seven-year agreement with Alliance Data Systems Corporation (“ADS”) to outsource its private label credit card and the Company discontinued the operations of this segment of its business. Under terms of the agreement ADS will issue private label credit cards branded with appropriate Company logos and provide financing to customers in exchange for a merchant fee based on a percentage of the sale. See Note 11 of the Consolidated Financial Statements contained herein for additional information.

     Proprietary credit sales represented 35.3% of net sales in 2003, 37.8% of net sales during 2002 and 43.8% of net sales in 2001. During fiscal 2002, in anticipation of the sale of its accounts receivable portfolio to a third party, management tightened its credit-granting policies to improve the marketability of the portfolio. This contributed to the decrease in credit sales from 2001 to 2002. The overall downward trend of credit sales is a reflection of the reduction in customer creditworthiness in the current economic environment. The Company actively promotes sales on its private label credit card, because the average sale is higher, it encourages repeat purchases, and it contributes to the Company’s brand recognition.

Competition

     The retail jewelry industry is highly competitive and fragmented, with a large number of independent jewelry retailers. According to National Jeweler, a trade publication, the Company is the tenth largest retail jewelry chain in the United States, based on the number of locations. However, other publicly held jewelry chains are substantially larger and compete directly with the Company in a number of markets. The Company competes with Zales in 82% of its locations, with Kay Jewelers in 77%, with Friedman’s in 48%, and with Whitehall Jewellers in 40% of its locations. The malls in which the Company has stores have an average of 5.4 specialty retail jewelers, with as few as two and as many as eleven in any single mall. Management estimates that its market share among specialty jewelers in the malls in which it operates to be approximately 14.8%. Although the Company considers its primary competition to be other specialty jewelers in the malls in which it operates, it also competes for customers in various markets with department stores, discount stores, direct mail suppliers, television shopping networks, and merchants on the Internet.

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

Customers

     As a retail organization, the Company is not dependent upon any single customer, or small group of customers, the loss of which would not have a material adverse effect on the business of the Company.

Employees

     The Company had approximately 685 full-time equivalent (FTE) employees during February 28, 2003. Of these, 117 FTEs were employed in the corporate headquarters and the remaining 568 FTEs were employed in the stores. Throughout the year, the Company hires a number of part-time employees, primarily during the holiday shopping seasons. Approximately 78.9% of all employees during the year are full-time and 21.1% are part-time. The Company considers its relations with its employees to be good.

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

ITEM 2. Properties

     With the exception of the recently closed downtown Wilmington, North Carolina location that it owns, the Company occupies its various store premises generally under ten year lease arrangements with monthly payments of five to seven percent of net sales, subject to minimum payments. Under the terms of the typical lease, the Company is required to maintain and conform its usage to specified standards, often including required advertising expenditures, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities, insurance, and taxes.

The table below sets forth information with respect to the expiration of leases on 92 locations in operation.

Number of Leases
Fiscal Year of Expiration	Which Expire

2004	5
2005	8
2006	8
2007	10
2008	12
2009	7
2010	13
2011	14
2012	13
2013	1
2014	1

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

Name	Age	Position

Alan M. Zimmer	44	President and Chief Executive Officer
Allan E. Metzner	55	Chief Operating Officer
James R. Rouse	61	Treasurer and Chief Financial Officer
Gerald R. Smith	45	Vice President of Store Operations
Roberta G. Zimmer	78	Secretary

     The following is a brief description of the business experience of the executive officers of the Company for at least the past five years.

     Mr. Alan M. Zimmer became President and Chief Executive Officer in February 1986. From 1981 until that time he was Executive Vice President. William R. Zimmer, Alan’s father, served as Chairman of the Board of Directors until his passing in July of 2002. Mr. Zimmer also has two brothers, a sister, and mother who have served on the Board of Directors for more than the past five years, Herbert J. Zimmer, Jeffrey L. Zimmer, Arlene Z. Schreiber, and Roberta G. Zimmer.

     Mr. Allan E. Metzner was promoted to Chief Operating Officer in March of 2003. Prior to that, he served as Executive Vice President from March 2002 to March 2003 and Vice President of Merchandising from August 1999 to March 2002. Mr. Metzner was Vice President of Administration and Corporate Controller from June 1994 to August 1999.

     Mr. James R. Rouse joined the Company as Vice President of Finance in 1983. He was named Treasurer and Chief Financial Officer in 1985.

     Mr. Gerald R. Smith has been Vice President of Store Operations since June 1994.

     Mrs. Roberta G. Zimmer, mother of Alan M. Zimmer, has held the position of Secretary of the Company and its predecessors since April 1946.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     As of May 7, 2003 there were 8,476,372 shares outstanding held by 221 shareholders of record, plus approximately 300 to 400 non-objecting beneficial owners whose shares are held in nominee or “street” name by brokers. The Company has not paid any cash dividends on its stock since its inception, and has no intention to pay cash dividends in the foreseeable future. The Company’s common stock trades on the American Stock Exchange under the symbol RJI. The quarterly high and low sales prices of the Company’s common stock for the fiscal years ended February 28, 2003 and 2002 were as follows:

	High	Low

Fiscal Year Ended February 28, 2003
Fourth Quarter	$1.15	$0.91
Third Quarter	1.25	0.95
Second Quarter	1.60	1.10
First Quarter	1.15	0.80
Fiscal Year Ended February 28, 2002
Fourth Quarter	$1.15	$0.95
Third Quarter	1.35	0.85
Second Quarter	1.50	0.92
First Quarter	1.35	1.01

ITEM 6. Selected Financial Data

	2003(3)	2002(3)	2001(3)	2000	1999

	(dollars in thousands, except earnings per share data
	and number of stores)
Statement of Operations Data:
Net Sales	$102,011	$113,449	$120,037	$120,861	$109,284
Restructuring Charge (1)	270	6,020	—	—	—
Asset Impairment Charge (2)	—	9,047	—	—	—
Interest Expense	1,443	1,871	1,749	966	3,470
(Loss) Income from Continuing Operations	(1,249)	(15,474)	67	3,861	4,205
(Loss) Income from Continuing Operations per share (basic & diluted)	(.15)	(1.82)	.01	.46	.50
Balance Sheet Data (at end of period):
Working Capital	33,550	30,148	85,181	77,855	66,366
Total Assets	66,019	71,948	130,437	121,337	110,965
Long-term Debt, Less Current	21,452	18,388	64,606	53,204	44,193
Shareholders’ Equity	28,151	29,656	45,032	44,970	40,168
Number of Stores	92	99	115	109	104

(1) See Footnote 7 of the Consolidated Financial Statements.

(2) See Footnote 8 of the Consolidated Financial Statements.

(3) Statement of Operations Data for 2003, 2002, and 2001 has been restated to reflect the reclassification of income from discontinued operations.

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

    Merchandise Inventories

     Merchandise inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company writes down its inventory for discontinued, slow-moving and unmarketable products. This write-down is equal to the difference between the cost of inventory and its estimated market value and is based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory write-downs might be required. Fluctuation in inventory levels, along with the costs of raw materials, could impact the carrying value of the Company’s inventory.

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

Results of Operations

    Net Sales

     Total net sales for fiscal 2003 were down 10.1% to $102,011,000 from $113,449,000 in fiscal year 2002, which were 5.5% lower than net sales of $120,037,000 in fiscal 2001. The company operated at an average of 15.6% fewer stores in fiscal 2003 compared to fiscal 2002 and an average of 0.5% fewer stores in fiscal 2002 compared to fiscal 2001. Same store sales, or stores open in comparable periods, increased 3.2% in 2003, compared to a previous year decrease of 8.4% and a 3.3% decrease in 2001. The Company closed 8 under-performing stores and opened one new store during fiscal 2003. Management has no plans to open any additional stores during the fiscal year ending February 29, 2004.

     The sales of a retail jeweler depend upon having the right mixture of merchandise available in its stores. Inventory items that have the most favorable turnover and are the most profitable have been identified as core inventory items. The Company continues to transform its merchandise mix to meet changing consumer demands. The Company averaged 94.3% in-stock on its core inventory items during fiscal 2003 compared to 93.2% during fiscal 2002; it averaged 90.1% in-stock on its entire basic merchandise mix in fiscal 2003, unchanged from last year. During the fiscal year ended February 28, 2003, core merchandise accounted for 52.6% of net sales, 52.5% of the items in the Company’s basic merchandise mix, and 33.1% of its inventory investment. During the prior year, core merchandise accounted for 54.8% of net sales, 60.9% of the items in the Company’s basic merchandise mix, and 33.7% of its inventory investment. The average price of each piece of merchandise sold in fiscal 2003 was $271, up from $241 a year earlier and $248 in fiscal 2001.

     Proprietary credit sales represented 35.3% of net sales in 2003, 37.8% of net sales during 2002 and 43.8% of net sales in 2001. During fiscal 2002, in anticipation of the sale of its accounts receivable portfolio to a third party, management tightened its credit-granting policies to improve the marketability of the portfolio. This contributed to the decrease in credit sales from 2001 to 2002. The overall downward trend of credit sales is a reflection of the reduction in customer creditworthiness in the current economic environment.

   Gross Profit

     Gross margins were 48.4% of net sales in 2003, 45.3% in 2002, and 49.0% in 2001. As a result of the store closings from the restructuring plan, the Company recorded a $2 million charge (1.8% of net sales) for excess inventory reflected as a reduction in gross profit in the fiscal year ending February 28, 2002. The charge was based upon management’s estimate of the impact on margin over the upcoming fiscal year as the excess inventory was liquidated or remanufactured. During the fiscal year ended February 28, 2003 approximately 95% of the excess inventory was liquidated or remanufactured. The corresponding $1.9 million reduction in the inventory reserve is reflected as an increase in gross profit for the current fiscal year. Gross margins excluding the inventory reserve adjustments were 46.6% of net sales in 2003, 47.0% in 2002, and 49.0% in 2001. The overall decline in gross margins over the past three years reflects the increased promotional activity by the Company due to increased competitive pressures and management’s intent to rapidly mark down slower-moving merchandise to improve inventory turn and free up working capital.

   Selling, General, and Administrative Expenses (SG&A)

     Selling, general, and administrative expenses as a percentage of net sales were 46.3%, 46.5%, and 44.3% in fiscal 2003, 2002, and 2001, respectively. Significant expense categories are reflected on a normalized basis for the three years in the following table:

	2003	2002	2001

Compensation – salaries & hourly wages	17.0%	17.4%	17.1%
Compensation – bonuses & commissions	3.8%	3.1%	3.8%
Compensation – benefits & other personnel costs	4.0%	3.8%	4.2%
Rents for space	10.3%	10.5%	9.6%
Advertising	3.3%	4.8%	4.3%
ESA revenue	(1.6)%	(1.5)%	(2.1)%

     In the second half of fiscal 2002, store closings reduced the staff in the stores by 17% and management implemented corporate office personnel reductions of approximately 20%. These two factors primarily accounted for the $2.5 million decrease in salaries and hourly wages from fiscal 2002 to fiscal 2003. Compensation for bonuses and commissions increased in 2003 as a result of 7% higher per-store sales and improved operating performance at the store level and an incentive plan introduced to increase sales of discontinued merchandise. The company established an in-house advertising department, and management negotiated additional cooperative advertising agreements from its vendors in fiscal 2003 resulting in lower net advertising expenses.

     Extended Service Agreement (ESA) revenues are reflected as a reduction of selling, general, and administrative expenses. The Company recognizes commission revenue for the sale of unrelated third-party ESA’s. Commission revenues recognized for the fiscal years ended 2003, 2002, and 2001 were $1,636,000, $1,679,000, and $2,553,000 respectively. Effective May 1, 2003, the Company began selling a jewelry and watch service plan that replaces the former ESA program. The sale of the new services plans will be reflected in net sales in future periods.

    Restructuring Charge

     In the fiscal year ended February 28, 2002, $6,020,000 was recorded for restructuring and related costs associated with the Company closing 23 under-performing stores and costs of not opening 3 new stores in new or under-performing markets. In August of 2002, $270,000 in final restructuring charges were recorded for the closing of one additional previously identified under-performing store. Additional details are provided in Note 7 of the Consolidated Financial Statements contained herein.

   Asset Impairment Charge

     During the fiscal year ended February 28, 2002, the Company recorded an asset impairment charge of $9,047,000. The charge included a $5.2 million write-down of goodwill, a $0.9 million reduction of the value of e-commerce assets, a $0.7 million reduction of the value of obsolete telecommunication equipment, and a $2.3 million write down of impaired store assets. The asset impairment charges result primarily from reduced expected future cash flows from the respective assets. The Company has evaluated its assets as of February 28, 2003 and determined that no additional asset impairment charges are appropriate at this time. Refer to Note 8 of the Consolidated Financial Statements contained herein for additional information.

   Interest Expense

     Interest expense (including expenses reflected within discontinued operations of $37,000 in 2003; $1,857,000 in 2002; and $3,369,000 in 2001) decreased 60.3% to $1,480,000 in 2003 as compared to $3,728,000 in 2002. Interest expense was $5,118,000 in 2001. In 2003, the average borrowings on the Company’s line of credit decreased 58.4% from a year earlier as a result of the sale of its private label credit card portfolio on February 28, 2002. The effective pre-tax interest rate during the year was 5.8% compared to 6.1% the previous year.

   Discontinued Operations

     On February 28, 2002, Reeds Jewelers sold its private label credit card portfolio to Alliance Data Systems Corporation. It also signed a seven-year agreement with ADS whereby ADS provides a full-service private label credit card program to Reeds Jewelers. The Company closed its credit operations in February 2002 and incurred a $413,000 charge net of tax benefit in connection with the closing of this segment of its business.

     On December 31, 2002, the Company completed its exit from the state of Iowa resulting in a $105,000 loss from disposal of discontinued operations, net of $62,000 tax benefit. The operations in this market resulted in a $151,000 loss from discontinued operations, net of $88,000 tax benefit for the year ended February 28, 2003. More information is available in Note 11 of the Consolidated Financial Statements contained herein.

   Income Taxes

     The income tax benefit was $884,000 in 2003 and $6,669,000 in 2002 as compared to a provision for income taxes of $31,000 in 2001. The net effective tax rate in fiscal 2003 was 37.0% compared to 30.25% in 2002 and 33% in 2001. The effective rate increased with the elimination of the credit insurance income of Reeds Insurance Services Limited which had received favorable tax treatment. The Company expects to recognize a future cash benefit from the utilization of tax net operating loss carry-forwards (“NOL”) generated in fiscal 2002 and 2003. More information is available in Note 2 of the Consolidated Financial Statements contained herein.

Liquidity and Capital Resources

     The Company requires cash for purchasing inventory, opening new stores, remodeling stores, enhancing technology, and servicing debt. Working capital needs normally peak in the fall as the Company increases inventories to meet anticipated demand during the Christmas selling season. Working capital requirements will be financed by funds generated from operations and the Company’s revolving credit facility with the Bank of America, N.A.

   Working Capital

     Working capital increased to $33,550,000 from $30,148,000 in 2002 and the resulting ratio of current assets to current liabilities as of February 28, 2003 was 3.7 to 1, compared to 2.3 to 1 at February 28, 2002. The main factor that contributed to the change was the reduction in the accounts payable balance in 2003 compared to 2002. The sale of the accounts receivable portfolio in February 2002 increased the availability on the Company’s revolving credit agreement allowing the Company to take advantage of cash payment discounts, and the receipt of a $6.3 million tax refund related to net operating losses incurred in fiscal 2002 was used for the Company’s normal working capital needs. The sale of the accounts receivable portfolio also accounts for the change in cash used in continuing operations. In 2003 cash used in continuing operations was $2,793,000, compared with cash provided by continuing operations of $52,028,000 in 2002 and cash used in continuing operations of $2,065,000 in 2001.

     Capital expenditures totaled $988,000 in 2003, $3,213,000 in 2002, and $6,967,000 in 2001. During the year, the Company’s capital expenditures included expenditures for remodeling seven existing stores and making minor upgrades in approximately 25 stores. There are no plans to open additional stores in the current fiscal year. The Company has a budget of approximately $1,000,000 for capital expenditures in the fiscal year ending February 29, 2004 for store remodels and technology upgrades.

     The Company leases retail store facilities under operating lease agreements, which provide for base and percentage rentals with terms normally ranging from five to ten years. Percentage rentals are based on sales performance in excess of specified minimums, plus executor costs including taxes and maintenance. Certain leases contain fixed renewal options. The Company also leases certain equipment for periods of up to 60 months.

     Total rent expense for space and equipment was $11,939,000, $13,702,000, and $13,166,000, including percentage rent of $284,000, $293,000, and $581,000 for the years ended February 28, 2003, 2002, and 2001, respectively. Future minimum lease payments are as follows:

2004	$9,532,000
2005	8,671,000
2006	7,235,000
2007	6,473,000
2008	5,386,000
Thereafter	12,238,000

$49,535,000
Income from non-cancelable subleases	(2,298,000)

Future minimum lease payments, net	$47,237,000

     From time to time the Company will enter into inventory purchase commitments with different vendors for the purpose of ensuring that minimum quantities of specific merchandise are available from the vendors at any given time. These inventory purchase commitments require Reeds to purchase the agreed upon levels of shelf stock maintained by the vendor at fair market value should Reeds decide to stop carrying the items. The quantities of merchandise covered by the purchase commitments represent amounts that will be used in the normal course of business within three months.

Debt

     On February 28, 2002 Reeds Jewelers entered into an asset-based revolving credit agreement with Bank of America, N.A. Under the terms of the agreement, the Company may borrow up to $30 million through February 28, 2005 based on specified percentages of eligible inventory. The Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (1.33% at February 28, 2003) plus 200 to 325 basis points or prime (4.25% at February 28, 2003) plus 0 to 100 basis points, depending upon the Company’s earnings before interest, taxes, and depreciation (EBITDA). The revolving credit facility is collateralized by substantially all of the Company’s assets. In January 2003, the Company received an amendment of its revolving credit facility. The credit facility requires Reeds Jewelers, Inc. to satisfy certain financial and other covenants including maintaining a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and limiting capital expenditures to $1,000,000 per fiscal year. The amended credit agreement includes revised financial covenants consistent with the Company’s business plan. At February 28, 2003 the Company was in compliance with these financial covenants as amended.

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

     Borrowings under the Company’s revolving credit facility averaged $22.9 million in 2003 and $60.4 million in 2002. The maximum borrowings outstanding under the facility at any time during the year were $28.4 million in 2003 and $65.0 million in 2002. At February 28, 2003, $18.9 million was outstanding under the facility.

     The Company borrowed $1,734,000 from three related parties in conjunction with the pay-off of its previous revolving credit facility. Interest is payable monthly at the prime rate (4.25% at February 28, 2003) plus 6.0%. The note is secured and is subordinate to the Bank of America, N.A. revolving credit facility. The loan matures on February 28, 2005, but principal payments may be made after the audit is completed for the fiscal years ended February 28, 2003 or February 29, 2004 if the Company is in compliance with the covenants on its senior revolving credit agreement. See Certain Relationships and Related Transactions in Item 13 of Part III of this document.

     The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (4.25% at February 28, 2003) quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note. See Certain Relationships and Related Transactions in Item 13 of Part III of this document.

The Company’s debt matures over the next five years as follows:

	FYE 04	FYE 05	FYE 06	FYE 07	FYE 08	Total

Bank of America – Revolving Credit	—	18,873,000	—	—	—	18,873,000
Notes payable – Officers & Shareholders	—	—	2,579,000	—	—	2,579,000

Disclosure Regarding Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Various forward-looking statements have been made throughout this discussion, including comments about:

(i)	planned store openings and closings;

(ii)	expected capital expenditures;

(iii)	elements of the Company’s restructuring plan;

(iv)	the future effects of these actions on cash flows and earnings;

(v)	the realization of cash benefits from net operating loss carryforwards.

Accordingly, the Company hereby identifies the following important factors that could cause the Company’s actual financial results to differ materially from those projected by the Company in forward-looking statements:

(i)	availability of favorable locations on terms acceptable to the Company;

(ii)	unexpected changes in the marketing and pricing strategies of competitors;

(iii)	adverse changes in the political environments of countries providing raw materials for the jewelry industry;

(iv)	potential future terrorist attacks and a decline in the domestic economy;

(v)	adverse changes in consumer spending;

(vi)	significant changes in interest rates;

(vii)	the loss of key executives; or

(viii)	adverse changes in the income tax laws.

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

     Reeds Jewelers is exposed to interest rate risk primarily through its borrowing activities that are described in Note 3 to the Consolidated Financial Statements contained herein. All of the Company’s borrowings are under floating rate arrangements. See Note 3 to the Consolidated Financial Statements regarding Long-Term Debt and Notes Payable.

     The Company has determined that there was no material market risk exposure to its financial position, results of operations, or cash flows as of February 28, 2003, based on its market risk sensitive instruments (variable rate debt) outstanding. In order to minimize the interest rate risk related to the revolving credit facility, the Company purchased an interest rate cap on March 21, 2002 with a major commercial bank as the counter party. The cap is for a term of two years ending March 22, 2004 at a notional amount of $20 million, approximating 80% of the expected outstanding average balance on the revolving credit facility. At the end of each month during the term of the cap, if the 30-day LIBOR rate exceeds 5.25%, the Company will receive a payment for the difference between the 30-day LIBOR rate and 5.25% times the $20 million notional amount for the 30-day period. The Company paid $152,000 to purchase the cap and has no further obligations for any payments during the term. As of February 28, 2003, the fair value of the interest rate cap agreement was $4,000 and is recorded in other long-term assets in the Consolidated Balance Sheet at February 28, 2003. The decrease in the fair market value of the interest rate cap was $148,000 for the year ended February 28, 2003 and is reflected in selling, general, and administrative expenses.

ITEM 8. Financial Statements and Supplementary Data

     For information required by this item, see “Index to Financial Statements and Financial Statement Schedules” beginning at page F-1 of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information required by this item is incorporated herein by reference to the information contained under the heading “Election of Directors” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders (except for information regarding the Company’s executive officers and the information contained under the subheadings “Committees of the Board of Directors; Meetings and Compensation of Directors” and “Certain Transactions,” which is not incorporated herein by reference).

     For information concerning the executive officers of the Company, see Executive Officers of the Registrant under Item 4 of Part I of this report.

ITEM 11. Executive Compensation

     The information required by this item is incorporated herein by reference to the information contained under the heading “Compensation of Executive Officers” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the information contained under the heading “Election of Directors” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders (except for the information contained under the subheadings “Committees of the Board of Directors; Meetings and Compensation of Directors” and “Certain Transactions,” which is not incorporated herein by reference).

ITEM 13. Certain Relationships and Related Transactions

     The Company leases its corporate headquarters, consisting of 20,731 square feet of office space and 155 parking spaces, from a partnership comprised of Alan M. Zimmer, Herbert J. Zimmer, Jeffrey L. Zimmer, and Arlene Z. Schreiber. Alan M. Zimmer is President and Chief Executive Officer of the Company and Herbert J. Zimmer, Jeffrey L. Zimmer, and Arlene Z. Schreiber are all Directors of the Company. Monthly rental payments under the lease were $26,556, and increased to $27,073 on January 1, 2003. The Company also pays the related insurance, property taxes, maintenance fees, and utilities for this location. The leases for this facility expire December 31, 2006. Based on rentals charged for comparable properties in Wilmington, North Carolina, the Company believes the terms of the lease are no less favorable to the Company than those that could be obtained from unaffiliated parties.

     Herbert J. Zimmer and Jeffrey L. Zimmer are partners in the law firm of Zimmer and Zimmer LLP, which serves as general counsel to the Company. During the fiscal year ended February 28, 2003, the Company paid Zimmer and Zimmer LLP legal fees and reimbursement of costs advanced in the amount of $166,000; the Company paid $153,000 and $171,000 to Zimmer and Zimmer LLP in 2002 and 2001, respectively.

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

ITEM 14.  Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. SEC rules require that we disclose the conclusions of our CEO and CFO about the effectiveness of our disclosure controls and procedures.

     The CEO/CFO evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.

     Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Based on the most recent evaluation, which was completed within 90 days prior to the filing of this Annual Report, our CEO and CFO believe that our disclosure controls and procedures are effective to ensure that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with GAAP.

     Since the date of this most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART IV

ITEM 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) and (2)	Financial Statements and Financial Statement Schedule: The financial statements, financial statement schedule and report of independent auditors listed in the accompanying index are filed as part of this annual report.

(a)(3) Exhibits:
3(a)	Charter and Charter Amendments of the Registrant, as amended effective June 28, 1990 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1991, file number 0-15247)

3(b)	Bylaws of the Registrant, as amended effective August 10, 1990 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1991, file number 0-15247)

4(a)	Revolving Credit Agreement with Bank of America, N.A. dated February 28, 2002 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 2002, file number 0-15247)

4(b)	Promissory Note with Alan Zimmer, Herbert Zimmer, and Jeffrey Zimmer dated February 28, 2002 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 2002, file number 0-15247)

10(a)	Lease Agreement with Zimmer Brothers, a Partnership, dated February 13, 1986 and First Amendment dated August 15, 1986 (incorporated by reference to the Company’s Registration Statement on Form S-1, file number 33-10091)

10(b)	Second Amendment to Lease Agreement with Zimmer Brothers, a Partnership (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1991, file number 0-15247)

10(c)	1986 Employee Incentive Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-1, file number 33-10091)

10(d)	Shareholder Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1, file number 33-10091)

10(e)	Lease Agreement with Zimmer Brothers, a Partnership, dated January 22, 1991 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1991, file 0-15247)

10(f)	Reeds Jewelers 401(k) Profit Sharing Plan and Trust Summary (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1993, file number 0-15247)

10(g)	Amendment dated March 23, 1987 to 1986 Employee Incentive Stock Option Plan (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1987, file number 0-15247)

10(h)	Form of non-qualified supplemental executive retirement plan incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1994, file number 0-15247)

10(i)	1994 Stock Option Plan (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1995, file number 0-15247)

10(j)	Third Amendment dated February 16, 1999 to Lease Agreement with Zimmer Brothers, a Partnership (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 1999, file number 0-15247)

10(k)	Accounts receivable sale agreement with World Financial Network National Bank dated December 7, 2001 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 28, 2002, file number 0-15247)

***** 21	List of Subsidiaries of the Registrant

***** 23	Consent of Ernst & Young LLP

(b)  Reports on Form 8-K filed during the last quarter of the period covered by this report.

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of May 2003.

REEDS JEWELERS, INC.
(Registrant)

By	/s/ JAMES R. ROUSE

(James R. Rouse)
Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of May 2003.

Signature	Title

/s/ ALAN M. ZIMMER (Alan M. Zimmer)	President and Chief Executive Officer and Director

/s/ ALLAN E. METZNER (Allan E. Metzner)	Chief Operating Officer (Principal Accounting Officer)

/s/ ROBERTA G. ZIMMER (Roberta G. Zimmer)	Secretary and Director

/s/ GARLAND WADDY GARRETT (Garland Waddy Garrett)	Director

/s/ KENNETH M. GASSMAN, JR. (Kenneth M. Gassman, Jr.)	Director

/s/ FENTON N. HORD (Fenton N. Hord)	Director

/s/ ARLENE Z. SCHREIBER (Arlene Z. Schreiber)	Director

/s/ RICHARD F. SHERMAN (Richard F. Sherman)	Director

/s/ HERBERT J. ZIMMER (Herbert J. Zimmer)	Director

/s/ JEFFREY L. ZIMMER (Jeffrey L. Zimmer)	Director

CERTIFICATIONS

I, Alan M. Zimmer, certify that:

1.	I have reviewed this annual report on Form 10-K of Reeds Jewelers, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 29, 2003	/s/ Alan M. Zimmer

Alan M. Zimmer President and Chief Executive Officer

CERTIFICATIONS

I, James R. Rouse, certify that:

1.	I have reviewed this annual report on Form 10-K of Reeds Jewelers, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 29, 2003	/s/ James R. Rouse

James R. Rouse Treasurer and Chief Financial Officer

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Years ended February 28, 2003, 2002 and 2001

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Reeds Jewelers, Inc. and Subsidiaries
Wilmington, North Carolina

     We have audited the accompanying consolidated balance sheets of Reeds Jewelers, Inc. and subsidiaries as of February 28, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reeds Jewelers, Inc. and subsidiaries as of February 28, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Raleigh, North Carolina
March 31, 2003

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28	February 28
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$384,000	$809,000
Accounts receivable:
Customers, less allowance of $499,000 in 2003 and $1,043,000 in 2002	7,000	133,000
Other	1,411,000	488,000
Merchandise inventories	41,637,000	44,337,000
Income taxes (Note 2)	305,000	6,776,000
Deferred income taxes, net of valuation allowance of $341,000 in 2003 (Note 2)	1,327,000	—
Other	758,000	654,000

Total current assets	45,829,000	53,197,000
Property, furniture and equipment:
Land and building	83,000	83,000
Furniture and equipment	20,000,000	20,650,000
Leasehold improvements	9,202,000	9,186,000

	29,285,000	29,919,000
Less accumulated depreciation and amortization	18,843,000	17,765,000

Net property, furniture and equipment	10,442,000	12,154,000
Other assets:
Deferred income taxes, net of valuation allowance of $804,000 in 2003 (Note 2)	3,132,000	—
Other receivable, less allowance of $906,000 in 2003 and 2002 (Note 11)	5,474,000	5,474,000
Miscellaneous	1,142,000	1,123,000

	9,748,000	6,597,000

TOTAL ASSETS	$66,019,000	$71,948,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,385,000	$17,233,000
Accrued compensation	1,727,000	2,011,000
Accrued expenses	3,167,000	3,805,000

Total current liabilities	12,279,000	23,049,000
Revolving credit note (Note 3)	18,873,000	15,809,000
Subordinated notes payable to shareholders (Note 3)	2,579,000	2,579,000
Deferred income taxes (Note 2)	3,292,000	—
Other long-term liabilities	845,000	855,000

Total liabilities	37,868,000	42,292,000
Commitments (Note 4)
Shareholders’ equity (Note 5):
Common stock, par value $.10 per share, 25,000,000 shares authorized, 8,476,372 shares issued and outstanding in 2003 and 2002	847,000	847,000
Additional paid-in capital	10,560,000	10,560,000
Retained earnings	16,744,000	18,249,000

Total shareholders’ equity	28,151,000	29,656,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,019,000	$71,948,000

See accompanying notes

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended February 28,
	2003	2002	2001

Net sales	$102,011,000	$113,449,000	$120,037,000
Cost of sales	52,590,000	62,091,000	61,194,000

Gross profit	49,421,000	51,358,000	58,843,000
Selling, general, and administrative expenses	47,241,000	52,808,000	53,134,000
Depreciation and amortization	2,450,000	3,797,000	3,860,000
Restructuring charge (Note 7)	270,000	6,020,000	—
Asset impairment charge (Note 8)	—	9,047,000	—

Operating (loss) earnings	(540,000)	(20,314,000)	1,849,000
Interest expense	1,443,000	1,871,000	1,749,000

(Loss) income from continuing operations before income taxes	(1,983,000)	(22,185,000)	100,000
Income tax (benefit) expense (Note 2)	(734,000)	(6,711,000)	33,000

(Loss) income from continuing operations	(1,249,000)	(15,474,000)	67,000
(Loss) income from discontinued operations, net of income tax (benefit) expense of ($88,000), $221,000, and ($2,000), respectively (Note 11)	(151,000)	511,000	(5,000)
Loss on disposal of discontinued operations, net of income tax benefit of $62,000 and $179,000, respectively (Note 11)	(105,000)	(413,000)	—

Net (loss) income	$(1,505,000)	$(15,376,000)	$62,000

Basic and diluted net (loss) income from continuing operations per share	$(.15)	$(1.82)	$.01
Basic and diluted net (loss) income from discontinued operations per share	(.03)	.01	—

Basic and diluted net (loss) income per common share	$(.18)	$(1.81)	$.01

Weighted average shares outstanding – diluted	8,476,372	8,476,372	8,476,945

See accompanying notes.

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common	Additional	Retained
	Stock	Paid-in Capital	Earnings	Total

Balance at February 29, 2000	$847,000	$10,560,000	$33,563,000	$44,970,000
Net income for 2001	—	—	62,000	62,000

Balance at February 28, 2001	847,000	10,560,000	33,625,000	45,032,000
Net loss for 2002	—	—	(15,376,000)	(15,376,000)

Balance at February 28, 2002	847,000	10,560,000	18,249,000	29,656,000
Net loss for 2003	—	—	(1,505,000)	(1,505,000)

Balance at February 28, 2003	$847,000	$10,560,000	$16,744,000	$28,151,000

See accompanying notes.

REEDS JEWELERS, INC. AND SUBIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended February 28,
	2003	2002	2001

Operating activities
Net (loss) income	$(1,505,000)	$(15,376,000)	$62,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities of continuing operations:
Loss (income) from discontinued operations	239,000	(733,000)	7,000
Loss on disposal of discontinued operations	167,000	592,000	—
Asset impairment charge	—	9,047,000	—
Depreciation	2,329,000	3,338,000	3,335,000
Amortization	121,000	459,000	525,000
Provision for deferred income taxes	(1,167,000)	(128,000)	1,283,000
Loss on sale of property, furniture and equipment	71,000	2,072,000	320,000
Changes in operating assets and liabilities:
Accounts receivable	(1,028,000)	50,457,000	(373,000)
Merchandise inventories	2,700,000	4,215,000	(2,299,000)
Other current assets and other assets	(244,000)	(166,000)	(707,000)
Accounts payable	(9,848,000)	3,815,000	563,000
Accrued compensation and expenses	(1,089,000)	(36,000)	(1,628,000)
Deferred revenue	—	—	(314,000)
Income taxes	6,471,000	(6,172,000)	(2,837,000)
Other long-term liabilities	(10,000)	644,000	(2,000)

Net cash (used in) provided by operating activities of continuing operations	(2,793,000)	52,028,000	(2,065,000)
Investing activities
Proceeds from sale of property, furniture and equipment	292,000	421,000	—
Purchases of property, furniture and equipment	(988,000)	(3,213,000)	(6,967,000)
Proceeds from sale of restricted investments	—	2,580,000	—
Purchase of restricted investments	—	—	(2,580,000)
Net receivable on sale of credit card portfolio	—	(5,474,000)	—

Net cash used in investing activities	(696,000)	(5,686,000)	(9,547,000)
Financing activities
Proceeds from shareholders’ notes payable	—	1,734,000	—
Net proceeds from (payments on) revolving credit note	3,064,000	(47,952,000)	11,402,000

Net cash provided by (used in) financing activities	3,064,000	(46,218,000)	11,402,000
Net (decrease) increase in cash and cash equivalents	(425,000)	124,000	(210,000)
Cash and cash equivalents at beginning of year	809,000	685,000	895,000

Cash and cash equivalents at end of year	$384,000	$809,000	$685,000

Supplemental disclosures of cash flow information
Cash paid (received) during year for:
Interest	$1,716,000	$3,814,000	$5,076,000

Income taxes	$(6,501,000)	$(445,000)	$2,264,000

See accompanying notes.

REEDS JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2003

1. ACCOUNTING POLICIES

Description of Business

     Reeds Jewelers, Inc. and subsidiaries (the “Company”) are specialty retailers of fine jewelry, selling to the general public primarily through retail outlets in nineteen states in the United States. The Company also makes its merchandise available for purchase on the Internet.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, both of which are wholly owned. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

Impact of Recently Issued Accounting Standards

     In October 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. The new standard became effective for the year ending February 28, 2003. Adoption of this pronouncement has not had a material impact on the Company’s liquidity, financial position, or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). This statement rescinds SFAS No. 4 related to “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that Statement, SFAS No. 64, “Extinguishment of Debt made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. In addition, this new Statement also amends SFAS No. 13, “Accounting for Leases”, to eliminate inconsistencies in certain sale-leaseback transactions. This new standard becomes effective for financial statements issued on or after May 15, 2002 and for certain transactions relating to SFAS No. 13 occurring after May 15, 2002. Adoption of this pronouncement has not had a material impact on the Company’s liquidity, financial position, or results of operations.

1. ACCOUNTING POLICIES (continued)

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of this pronouncement has not had a material impact on the Company’s liquidity, financial position, or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure as required by SFAS 148.

Impairment

     Under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the carrying value of property, furniture, and equipment in relation to the expected future undiscounted cash flows of the underlying assets. When the Company believes the assets’ carrying value is not recoverable, impairment losses are recognized to the extent that carrying value exceeds fair value for assets held and used, or fair value less cost to sell for assets held for sale. The Company’s estimates of the undiscounted future operating cash flows expected to be generated are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the undiscounted future operating cash flows estimated by the Company in its impairment analyses may not be achieved and the Company may be required to recognize future impairment losses on its assets. (See Note 8).

Fair Value of Financial Instruments

     The Company has estimated the fair value amounts of financial instruments as required by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” using market information available to management as of February 28, 2003 and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The carrying amount of assets and liabilities are reasonable estimates of their fair values.

Cash Equivalents

     The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Accounts and Other Receivables

     Accounts receivable include installment amounts in accordance with trade practice. Interest rates on these balances vary by state. The allowance for doubtful accounts was $499,000 and $1,043,000 at February 28, 2003 and 2002, respectively. Finance charge income and revenues from credit insurance subsidiaries of $0, $9,745,000, and $10,731,000, as well as late fees of $0, $2,280,000, and $2,450,000, for the years ended February 28, 2003, 2002, and 2001, respectively, have been reflected within income from discontinued operations (See Note 11).

1. ACCOUNTING POLICIES (continued)

     On February 28, 2002, the Company sold substantially all of the outstanding accounts receivable owned by its subsidiary Reeds Financial Services, Inc. (RFSI) (see Note 11). The total purchase price for the portfolio included a contingent portion that is based on the performance of the portfolio. The $6.4 million contingent portion is included on the balance sheet under Other Assets less an allowance of $0.9 million. The allowance was established based on the Company’s historical bad debt percentages. The allowance is subjective in nature and could increase or decrease depending on the performance of the portfolio.

Merchandise Inventories

     Merchandise inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method. Merchandise inventories were $41,637,000 and $44,337,000 at February 28, 2003 and 2002, respectively. The Company also maintained consigned inventory at its retail locations of $4,627,000 and $11,379,000 at February 28, 2003 and 2002, respectively. This consigned inventory and related contingent obligation are not reflected in the Company’s financial statements. At the time consigned inventory is sold, the Company records the purchase liability in accounts payable and the related cost of merchandise in cost of sales. The Company writes down its inventory for discontinued, slow-moving and unmarketable products. This write-down is equal to the difference between the cost of inventory and its estimated market value and is based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory write-downs might be required. Fluctuation in inventory levels, along with the costs of raw materials, could impact the carrying value of the Company’s inventory.

Property, Furniture and Equipment

     Property, furniture and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided using the straight-line method over the useful life of the improvement or the remaining lease term, whichever is shorter. The estimated useful lives are as follows:

Building	40 years
Furniture and equipment	3 – 10 years
Leasehold improvements	5 – 10 years

Layaways

     The Company offers a layaway plan that allows its customers to set aside and pay for merchandise over a period of up to six months with no finance charges. Receipts of payments for layaway deposits are treated as a liability on the Company’s balance sheet and are included in accrued expenses. Layaway transactions are not recognized as sales until fully paid for and delivered to customers.

Advertising Costs

     The Company expenses advertising costs as incurred. Cooperative advertising funds are received from certain vendors. Advertising expense, net of amounts contributed by vendors to the Company, was $3,413,000, $5,426,000, and $5,199,000 for 2003, 2002 and 2001, respectively. Accrued advertising at February 28, 2003 and 2002 was $245,000 and $114,000, respectively.

Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 123, as amended, requires companies to either (i) recognize as expense the fair value of all stock-based awards on the date of grant when issued at market value, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provide pro forma net income (loss) and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 148 (See Note 5).

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

     During the first quarter of fiscal 2003, the Company purchased an interest rate cap for $152,000 with a notional amount of $20 million. The fair value of the interest rate cap agreement was $4,000 at February 28, 2003 and is recorded in other long-term assets in the Consolidated Balance Sheet at February 28, 2003. The decrease in the fair market value of the interest rate cap was $148,000 for the year ended February 28, 2003 and is reflected in selling, general and administrative expenses. To determine the fair values of derivative and financial instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at the balance sheet date. For the majority of financial instruments including derivatives and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Throughout the year ended February 28, 2002, the Company did not hold any derivative instruments.

Reclassifications

     Certain amounts in the February 28, 2002 and February 28, 2001 Financial Statements have been reclassified to conform to the February 28, 2003 presentation. These reclassifications had no material effect on net (loss) income or shareholders’ equity as previously reported.

2. INCOME TAXES

     The provision for income taxes for the years ended February 28, 2003, 2002, and 2001 consists of the following:

	2003	2002	2001

Current:
Federal	$305,000	$(6,465,000)	$(1,036,000)
State	(22,000)	(76,000)	(216,000)

	283,000	(6,541,000)	(1,252,000)
Deferred:
Federal	(943,000)	915,000	1,118,000
State	(224,000)	(1,043,000)	165,000

	(1,167,000)	(128,000)	1,283,000

	$(884,000)	$(6,669,000)	$31,000

2. INCOME TAXES (continued)

     A reconciliation of the provision for income taxes to income tax (benefit) expense, computed by applying the statutory federal income tax rate to pre-tax earnings at February 28, 2003, 2002, and 2001 is as follows:

	2003	2002	2001

Income tax (benefit) expense at statutory federal rate	$(812,000)	$(7,495,000)	$20,000
Increase (decrease) resulting from:
Tax attributable to captive insurance company income not taxed for federal purposes	—	(120,000)	(193,000)
Non-deductible goodwill amortization	—	605,000	—
State income taxes, net of federal income tax benefit	(162,000)	(638,000)	(34,000)
Change in valuation allowance	(114,000)	1,097,000	(1,000)
Other	204,000	(118,000)	239,000

	$(884,000)	$(6,669,000)	$31,000

     The tax effects of temporary differences at February 28, 2003 and 2002 that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

	2003	2002

Deferred tax liabilities:
Tax over book depreciation and amortization	$1,157,000	$1,319,000
Receivable on sale of credit card portfolio	2,135,000	2,135,000

Total deferred tax liabilities	3,292,000	3,454,000
Deferred tax assets:
Net operating loss carry forwards	3,362,000	1,088,000
Accrued expenses	584,000	648,000
Non-deductible goodwill amortization	375,000	424,000
Reserves	1,283,000	2,553,000

Total deferred tax assets	5,604,000	4,713,000
Valuation allowance for deferred tax assets	(1,145,000)	(1,259,000)

Net deferred tax assets	4,459,000	3,454,000

Net deferred asset	$1,167,000	$—

     The Company’s deferred income tax (benefit) expense results from the following:

		Fiscal year ended
	February 28	February 28	February 28
	2003	2002	2001

Excess of tax over financial reporting:
Depreciation and amortization	$(162,000)	$(1,198,000)	$1,250,000
Receivable on sale of credit card portfolio	—	2,135,000	—
Deferred revenue	—	—	113,000
Net operating loss carryforwards	(2,274,000)	(1,049,000)	3,000
Accrued expenses	64,000	98,000	19,000
Non-deductible goodwill amortization	49,000	(424,000)	—
Reserves	1,270,000	(787,000)	(101,000)
Change in valuation allowance	(114,000)	1,097,000	(1,000)

	$(1,167,000)	$(128,000)	$1,283,000

     At February 28, 2003, certain companies of the consolidated group have federal losses of approximately $6.9 million and state net operating losses of approximately $24.6 million, expiring through 2022.

2. INCOME TAXES (continued)

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances for certain net operating loss carry-forwards that are not expected to be realized.

3. LONG-TERM DEBT AND NOTES PAYABLE

     On February 28, 2002 Reeds Jewelers entered into an asset-based revolving credit agreement with Bank of America, N.A. Under the terms of the agreement, the Company may borrow up to $30 million through February 28, 2005 based on specified percentages of eligible inventory. The Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (1.33% at February 28, 2003) plus 200 to 325 basis points or prime (4.25% at February 28, 2003) plus 0 to 100 basis points, depending upon the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA). The Company pays an annual administrative fee and a monthly unused line fee. The revolving credit facility is collateralized by substantially all of the Company’s assets. The loan agreement requires Reeds Jewelers to satisfy certain financial and other covenants including maintaining a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and limiting capital expenditures to $1,000,000 per fiscal year. At February 28, 2003, the Company was in compliance with these financial covenants as amended.

     The Company borrowed $1.7 million from three related parties in conjunction with the pay-off of its previous revolving credit facility. Interest is payable monthly at the prime rate (4.25% at February 28, 2003) plus 6.0%. The note is secured and is subordinate to the Bank of America, N.A. revolving credit facility. The loan matures on February 28, 2005, but principal payments may be made after the audit is completed for the fiscal years ended February 28, 2003 or February 29, 2004 if the Company is in compliance with the covenants on its senior revolving credit agreement.

     The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (4.25% at February 28, 2003) quoted in The Wall Street Journal. The notes are unsecured and are subordinate to the revolving bank note. The notes are payable on demand after all senior debt obligations are satisfied.

4. COMMITMENTS

     The Company leases retail store facilities under operating lease agreements, which provide for base and percentage rentals with terms normally ranging from five to ten years. Percentage rentals are based on sales performance in excess of specified minimums, plus executor costs including taxes and maintenance. Certain leases contain fixed renewal options. The Company also leases certain equipment for periods of up to 60 months.

     The corporate offices and related facilities are leased from principal shareholders under operating lease agreements expiring on December 31, 2006. Annual rent was paid to shareholders of $319,000 for the year ended February 28, 2003, $318,000 for the year ended February 28, 2002 and $318,000 for the year ended February 28, 2001.

4. COMMITMENTS (continued)

     Total rent expense for space and equipment was $11,939,000, $13,702,000, and $13,166,000, including percentage rent of $284,000, $293,000, and $581,000 for the years ended February 28, 2003, 2002, and 2001, respectively. Future minimum lease payments are as follows:

2004	$9,532,000
2005	8,671,000
2006	7,235,000
2007	6,473,000
2008	5,386,000
Thereafter	12,238,000

$49,535,000
Income from non-cancelable subleases	(2,298,000)

Future minimum lease payments, net	$47,237,000

     From time to time the Company will enter into inventory purchase commitments with different vendors for the purpose of ensuring that minimum quantities of specific merchandise are available from the vendors at any given time. These inventory purchase commitments require Reeds to purchase the agreed upon levels of shelf stock maintained by the vendor at fair market value should Reeds decide to stop carrying the items. The quantities of merchandise covered by the purchase commitments represent amounts that will be used in the normal course of business within three months.

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no currently pending litigation to which it is a party will have a material adverse effect on its consolidated financial condition or results of operations.

5. STOCK OPTION PLANS

     Under the 1986 Employee Incentive Stock Option Plan (the “1986 Plan”), options were authorized to be granted to key employees to purchase 50,000 shares of common stock at a price not less than the fair market value at the date of grant. In July 1994, the Company amended the 1986 Plan to terminate all future grants of options. There are no options outstanding under the 1986 Plan.

     On July 13, 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”). Under the 1994 Plan, options to purchase 484,000 shares of common stock (as adjusted for subsequent stock dividends) may be granted to key employees and non-employee directors. The 1994 Plan allows for the grant of “incentive” and “non-qualified” options that allow the holder to purchase shares of common stock at a price not less than the fair market value at the date of grant. The 1994 Plan permits the grant of options for a term of up to ten years. Vesting terms for options granted under the 1994 Plan are determined at the discretion of the Compensation Committee. Options outstanding under the 1994 plan expire at various times through July 2010.

     Since the stock options granted during 2003, 2002 and 2001 had exercise prices that were greater than or equal to the fair market value of the common stock on the date of grant, no compensation expense was recognized during the respective periods.

     Pro forma information regarding net (loss) income is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to February 28, 1995 under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions as of February 28, 2003, 2002, and 2001:

	2003	2002	2001

Risk-free interest rate	4.55%	5.05%	5.91%
Dividend yield	0%	0%	0%
Volatility factor	.493	.507	.414
Expected life	10.0 years	10.0 years	10.0 years

5. STOCK OPTION PLANS (continued)

     Option valuation models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. Had the compensation cost for the Company’s stock option plans been determined based on the fair value at the date of grant for awards in 2003, 2002, and 2001 consistent with the provisions of SFAS 123, the Company’s net (loss) income and net (loss) income per share would have decreased to the pro forma amounts indicated below:

		Fiscal year ended
	February 28	February 28	February 28
	2003	2002	2001

Net (loss) income - as reported	$(1,505,000)	$(15,376,000)	$62,000
Net (loss) income - pro forma	(1,515,000)	(15,394,000)	25,000
Net (loss) income per share - as reported	(0.18)	(1.81)	.01
Net (loss) income per share - pro forma	(0.18)	(1.81)	.00

     Stock option activity under each of these plans for the years ended February 28, 2003, 2002, and 2001 were as follows:

	1986 Plan		1994 Plan

	Number of	Option	Number of	Option
	Shares	Price	Shares	Price

Options outstanding at February 29, 2000	17,666	$2.58	305,490	$3.25 to $5.01
Granted	—	—	16,000	$1.75 to $1.93
Exercised	—	—	—	—
Canceled	(17,666)	$2.58	(1,784)	$3.25 to $5.01

Options outstanding at February 28, 2001	—	—	319,706	$1.75 to $5.01
Granted	—	—	8,000	$1.25 to $1.38
Exercised	—	—	—	—
Canceled	—	—	(79,284)	$1.75 to $5.01

Options outstanding at February 28, 2002	—	—	248,422	$1.25 to $5.01
Granted	—	—	7,000	$1.45 to $1.60
Exercised	—	—	—	—
Canceled	—	—	(13,084)	$3.25 to $5.01

Options outstanding at February 28, 2003	—	—	242,338	$1.25 to $5.01

Options exercisable at February 28, 2003	—	—	242,338	$1.25 to $5.01

Options available for grant at February 28, 2003	—	—	229,562	—

     Approximately 242,338, 246,022, and 311,506 outstanding awards were exercisable at February 28, 2003, 2002, and 2001, respectively.

5. STOCK OPTION PLANS (continued)

     The weighted-average remaining contractual life of options outstanding as of February 28, 2003 is 2.88 years. The weighted-average exercise price of options outstanding as of February 28, 2003 is $4.28. Options granted during the years ended February 28, 2003, 2002, and 2001 had the following weighted-average information:

	Grant Date Stock	Grant Date Stock
	Price Equal to	Price Less Than
	Exercise Price	Exercise Price

February 28, 2001
Weighted-average fair value	$1.10	$1.06
Weighted-average exercise price	$1.75	$1.93
February 28, 2002
Weighted-average fair value	$—	$0.66
Weighted-average exercise price	$—	$1.30
February 28, 2003
Weighted-average fair value	$—	$0.86
Weighted-average exercise price	$—	$1.51

     The Company has reserved 471,900 shares of common stock for future issuance related to the stock option plans at February 28, 2003 and 2002.

6. NET (LOSS) INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net (loss) income per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Stock options are considered anti-dilutive for the years ended February 28, 2003 and 2002 and therefore have not been included in the 2003 and 2002 computations.

		Fiscal year ended
	February 28	February 28	February 28
	2003	2002	2001

Numerator:
Numerator for basic and diluted net (loss) income per share – net (loss) income available to common shareholders	$(1,505,000)	$(15,376,000)	$62,000

Denominator:
Denominator for basic net (loss) income per share - weighted-average shares	8,476,372	8,476,372	8,476,372
Effect of dilutive securities:
Employee stock options	—	—	573

Denominator for diluted net (loss) income per share - adjusted weighted-average shares	8,476,372	8,476,372	8,476,945

Basic and diluted net (loss) income per common share	$(.18)	$(1.81)	$.01

7. RESTRUCTURING CHARGE

     In the fiscal year ended February 28, 2002, $6,020,000 was recorded for restructuring and related costs associated with the Company’s exit from under-performing markets. In the quarter ended August 31, 2002, the Company recorded the final expenses of its restructuring plan in the amount of $270,000. These costs represent the cost of closing 24 under-performing stores and costs of not opening 3 new stores in new or under-performing markets. The amounts recorded consist of the costs associated with buying out store leases, store closing costs, and the loss on the sale or abandonment of leasehold improvements and furniture and fixtures. The restructuring charge also includes the severance costs associated with reducing its corporate office personnel by approximately 20% and its store personnel by approximately 17%. The remaining liability as of February 28, 2003 was $65,000, which is included in accrued expenses on the balance sheet. As of February 28, 2003, the following amounts were recorded:

Activity For the Year Ended February 28, 2003

	Balance at			Balance at
	February 28,		Write-offs/	February 28,
	2002	Accruals	Payments	2003

Lease exit costs	$307,000	$132,000	$377,000	$62,000
Sale/disposal of fixed assets	33,000	93,000	126,000	0
Severance costs	38,000	39,000	77,000	0
Professional fees	15,000	6,000	18,000	3,000

Totals	$393,000	$270,000	$598,000	$65,000

8. ASSET IMPAIRMENT CHARGE

     During the fiscal year ended February 28, 2002, the Company recorded an asset impairment charge of $9,047,000. The charge included a $5,180,000 write-down of goodwill due to the closing of a significant number of stores associated with the goodwill and the decrease in expected future cash flows from the remaining stores. The charge also included a $909,000 reduction to fair value of the historical cost of assets associated with the Company’s e-commerce initiative as a result of reduced revenues and earnings projections for Reeds.com. The Company determined that the assets for a group of stores were impaired, and reduced the historical cost of these assets by $2,315,000. The impairment charge also included the write-down of obsolete telecommunications equipment in the amount of $642,000.

9. PROFIT-SHARING AND 401(K) SAVINGS PLAN

     The Company has a contributory profit sharing and 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. Contributions are made on a discretionary basis as authorized by the Board of Directors. The Company’s contributions to the profit sharing and 401(k) savings plan totaled $166,000, $206,000, and $226,000 for the years ended February 28, 2003, 2002, and 2001, respectively.

10. RELATED PARTY LEGAL FEES

     The Company incurred legal fees with a firm whose principals are shareholders and members of the Board of Directors of the Company of approximately $166,000, $153,000 and $171,000 for the years ended February 28, 2003, 2002, and 2001, respectively.

11. DISCONTINUED OPERATIONS

     On February 28, 2002 the Company sold substantially all of the outstanding accounts receivable owned by its subsidiary Reeds Financial Services, Inc. (RFSI). The total purchase price for the portfolio was approximately $42.5 million. $6.4 million of the purchase price is contingent upon the performance of the portfolio. The Company will be eligible to receive one-third of the contingent portion after February 28, 2005 based on the audited financial performance of the Company. The balance may be received in ten years with the second automatic renewal of the private label credit card program agreement with the purchaser. No gain or loss was recognized on the sale of these assets. The Company retained approximately $1.2 million of shareholder and corporate accounts and accounts in bankruptcy. In connection with the sale of the accounts receivable portfolio the Company signed a seven-year agreement with the purchaser whereby the purchaser will provide a full-service private label credit card program to Reeds Jewelers, Inc. This agreement will automatically renew for successive 3-year terms unless terminated by either party. Upon outsourcing its credit operations, the Company closed its credit facility in Wilmington, NC and recorded a $413,000 loss, net of $179,000 tax benefit, on the disposal of its credit business. For business segment reporting purposes, the data for this segment was previously reported as “Credit Operations.” (See Note 12)

     On December 31, 2002, the Company completed its exit from the state of Iowa resulting in a $105,000 loss from disposal of discontinued operations, net of $62,000 tax benefit. The operations in this market resulted in a $151,000 loss from discontinued operations, net of $88,000 tax benefit for the year ended February 28, 2003. For the year ended February 28, 2002, the Iowa operations, which resulted in a loss of $104,000, net of $44,000 tax benefit, have been reclassified and are combined with the income of $615,000, net of $266,000 tax expense, from the discontinuation of the Company’s credit segment. For the year ended February 28, 2001, the Iowa operations, which resulted in a loss of $55,000, net of $26,000 tax benefit, have been reclassified and are combined with the income of $50,000, net of $24,000 tax expense, from the discontinuation of the Company’s credit segment.

     Revenues and income from discontinued operations are as follows:

		Fiscal year ended
	February 28	February 28	February 28
	2003	2002	2001

Revenues	$365,000	$12,744,000	$13,806,000
Operating (loss) income (excluding inter-segment revenue)	(202,000)	2,590,000	3,362,000
Interest expense	37,000	1,857,000	3,369,000

(Loss) income before income taxes	(239,000)	733,000	(7,000)
Income tax (benefit) expense	(88,000)	222,000	(2,000)

(Loss) income from discontinued operations	$(151,000)	$511,000	$(5,000)

12. OPERATING SEGMENT INFORMATION

     On February 28, 2002, Reeds Jewelers discontinued its credit segment as discussed in Note 11. In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company reported two segments, retail operations and credit operations. Separate financial information was produced internally and was regularly reviewed by the chief operating decision-maker (“CODM”). The retail operations segment consisted of all store locations and corporate headquarters. The stores were all combined into one segment because they have similar basic characteristics, such as the nature of products, and the class of customers for their products. Corporate headquarters was included in this same segment due to the fact that the revenues earned are incidental to the Company’s activities and it serves as a support system to the stores. The credit operations segment was primarily engaged in providing and maintaining financing for the Company’s customers. This operation was aggregated since the CODM evaluated it separately. It also met one of the three quantitative thresholds, the asset test, since it represented 10.0% or more of the combined assets of all operating segments. The basis of accounting for segment reporting is the same as stated in Note 1.

12. OPERATING SEGMENT INFORMATION (continued)

     The following table summarizes the net sales, revenues, operating income, interest expense, assets, depreciation, and capital expenditures for each reportable segment for the years ended February 28, 2003, 2002, and 2001. In the financial statements, other revenues from retail operations are reflected as a reduction of selling, general, and administrative expenses as discussed in Note 1 and inter-segment revenue eliminates in consolidation. Credit operations for all years presented are reflected within income from discontinued operations.

	Retail	Credit
	Operations	Operations	Total

For the year ended February 28, 2003
Net Sales	$102,011,000	$—	$102,011,000
Other revenues	1,636,000	—	1,636,000
Inter-segment revenue	—	—	—
Operating income (excluding inter-segment revenue)	(540,000)	—	(540,000)
Interest expense	1,443,000	—	1,443,000
Identifiable assets	66,019,000	—	66,019,000
Depreciation and amortization	2,450,000	—	2,450,000
Capital expenditures	988,000	—	988,000
For the year ended February 28, 2002
Net Sales	$113,449,000	$—	$113,449,000
Other revenues	1,679,000	12,025,000	13,704,000
Inter-segment revenue	—	1,038,000	1,038,000
Operating income (excluding inter-segment revenue)	(20,314,000)	2,701,000	(17,613,000)
Interest expense	1,871,000	1,820,000	3,691,000
Identifiable assets	71,894,000	54,000	71,948,000
Depreciation and amortization	3,797,000	136,000	3,933,000
Capital expenditures	3,213,000	—	3,213,000
For the year ended February 28, 2001
Net Sales	$120,037,000	$—	$120,037,000
Other revenues	2,842,000	13,181,000	16,023,000
Inter-segment revenue	—	1,019,000	1,019,000
Operating income (excluding inter-segment revenue)	1,849,000	3,396,000	5,245,000
Interest expense	1,749,000	3,322,000	5,071,000
Identifiable assets	77,590,000	52,847,000	130,437,000
Depreciation and amortization	3,860,000	168,000	4,028,000
Capital expenditures	6,870,000	97,000	6,967,000

SCHEDULE II

REEDS JEWELERS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Years ended February 28, 2003, 2002, and 2001

		Column C
Column A	Column B	Additions		Column D		Column E

	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
Description	Period	Expenses	Accounts	Deductions		Period

Year ended February 28, 2003:
Allowance for doubtful accounts	$1,043,000	$136,000	$—	$680,000	(1)	$499,000
Valuation allowance for deferred tax assets	1,259,000	—	—	114,000	(3)	1,145,000

	$2,302,000	$136,000	$—	$794,000		$1,644,000

Year ended February 28, 2002:
Allowance for doubtful accounts	$4,262,000	$6,477,000	$—	$9,696,000	(1,4)	$1,043,000
Valuation allowance for deferred tax assets	162,000	—	1,097,000 (2)	—		1,259,000

	$4,424,000	$6,477,000	$1,097,000	$9,696,000		$2,302,000

Year ended February 28, 2001:
Allowance for doubtful accounts	$4,060,000	$5,862,000	$—	$5,660,000	(1)	$4,262,000
Valuation allowance for deferred tax assets	163,000	—	—	1,000	(3)	162,000

	$4,223,000	$5,862,000	$—	$5,661,000		$4,424,000

(1)	uncollectible accounts written off.

(2)	federal and state deferred tax assets unlikely to be realized.

(3)	state deferred tax assets likely to be realized.

(4)	includes $2,589,000 included with sale of Accounts Receivable portfolio.