Form 10-Q
period 2003-05-31
REEDS JEWELERS INC
filed 2003-07-15
CIK 805900

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MAY 31, 2003
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of July 15, 2003 was 8,476,372.

PART I

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Reeds Jewelers, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the fiscal year ended February 28, 2003.

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28	May 31	May 31
	2003	2003	2002

ASSETS		(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$384,000	$592,000	$533,000
Accounts receivable:
Customers, less allowance for doubtful accounts of $499,000, $304,000 and $834,000, respectively	7,000	25,000	159,000
Other	1,411,000	2,158,000	1,095,000
Merchandise inventories	41,637,000	43,861,000	49,650,000
Income taxes receivable	305,000	88,000	7,300,000
Deferred income taxes, net of valuation allowance of $341,000, $340,000 and $0, respectively (Note D)	1,327,000	1,267,000	—
Other	758,000	803,000	954,000

Total current assets	45,829,000	48,794,000	59,691,000
Property, furniture and equipment:
Land and building	83,000	83,000	83,000
Furniture and equipment	20,000,000	20,340,000	20,155,000
Leasehold improvements	9,202,000	9,126,000	9,135,000

	29,285,000	29,549,000	29,373,000
Less accumulated depreciation and amortization	18,843,000	19,227,000	17,848,000

Net property, furniture and equipment	10,442,000	10,322,000	11,525,000
Other assets:
Deferred income taxes, net of valuation allowance of $804,000, $804,000 and $0, respectively (Note D)	3,132,000	3,126,000	—
Other receivable, less allowance of $906,000, $906,000, and $906,000 respectively	5,474,000	5,474,000	5,474,000
Miscellaneous	1,142,000	1,130,000	1,081,000

Total other assets	9,748,000	9,730,000	6,555,000

TOTAL ASSETS	$66,019,000	$68,846,000	$77,771,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,385,000	$9,818,000	$16,999,000
Accrued compensation	1,727,000	1,672,000	1,783,000
Accrued expenses	3,167,000	3,230,000	2,924,000

Total current liabilities	12,279,000	14,720,000	21,706,000
Revolving credit note (Note E)	18,873,000	21,055,000	23,874,000
Subordinated notes payable to shareholders	2,579,000	2,579,000	2,579,000
Deferred income taxes (Note D)	3,292,000	3,227,000	—
Other long-term liabilities	845,000	850,000	856,000

Total liabilities	37,868,000	42,431,000	49,015,000
Shareholders’ equity:
Common stock, par value $0.10 per share; 25,000,000 shares authorized; 8,476,372 shares issued and outstanding in 2003 and 2002	847,000	847,000	847,000
Additional paid-in capital	10,560,000	10,560,000	10,560,000
Retained earnings	16,744,000	15,008,000	17,349,000

Total shareholders’ equity	28,151,000	26,415,000	28,756,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,019,000	$68,846,000	$77,771,000

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	May 31

	2003	2002

Net sales	$19,598,000	$20,927,000
Cost of sales	9,874,000	10,462,000

Gross profit	9,724,000	10,465,000
Selling, general and administrative expenses	10,493,000	10,805,000
Depreciation and amortization	596,000	602,000

Operating loss	(1,365,000)	(942,000)
Interest expense	307,000	361,000

Loss from continuing operations before income taxes	(1,672,000)	(1,303,000)
Income tax benefit	—	(482,000)

Loss from continuing operations	(1,672,000)	(821,000)
Loss from discontinued operations, net of income tax benefit of $0 and $46,000, respectively	(64,000)	(79,000)

Net loss	$(1,736,000)	$(900,000)

Basic and diluted net loss from continuing operations per share	$(0.19)	$(0.10)
Basic and diluted net loss from discontinued operations per share	(0.01)	(0.01)

Basic and diluted net loss per share	$(0.20)	$(0.11)

Weighted average shares outstanding-diluted	8,476,372	8,476,372

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended May 31

	2003	2002

Operating activities
Net loss	$(1,736,000)	$(900,000)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Loss from discontinued operations	64,000	125,000
Depreciation	559,000	573,000
Amortization	37,000	29,000
Loss (gain) on sale of property, furniture and equipment	9,000	(88,000)
Changes in operating assets and liabilities:
Accounts receivable	(828,000)	(752,000)
Merchandise inventories	(2,224,000)	(5,313,000)
Other current assets and other assets	(70,000)	(287,000)
Accounts payable	2,433,000	(234,000)
Accrued compensation and expenses	8,000	(1,109,000)
Income taxes	218,000	(524,000)
Other long-term liabilities	5,000	1,000

Net cash used in operating activities of continuing operations	(1,525,000)	(8,479,000)
Investing activities
Proceeds from sale of property, furniture and equipment	2,000	285,000
Purchases of property, furniture and equipment	(451,000)	(147,000)

Net cash (used in) provided by investing activities	(449,000)	138,000
Financing activities
Net proceeds from revolving credit note	2,182,000	8,065,000

Net cash provided by financing activities	2,182,000	8,065,000

Net increase (decrease) in cash and cash equivalents	208,000	(276,000)
Cash and cash equivalents at beginning of period	384,000	809,000

Cash and cash equivalents at end of period	$592,000	$533,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$310,000	$613,000

Income taxes	$(218,000)	$(3,800)

REEDS JEWELERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     MANAGEMENT’S OPINION

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2003.

Management of Reeds Jewelers, Inc. believes that the consolidated financial statements contained herein contain all adjustments necessary to present fairly the financial position, consolidated results of operations, and cash flows for the interim period. Management also believes that all adjustments so made are of a normal and recurring nature.

B.     RECLASSIFICATIONS

Certain reclassifications were made to the 2002 financial statements to conform to the classifications used in 2003. The reclassifications had no effect on net loss or shareholders’ equity as previously reported.

C.     NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not currently expect the adoption of SFAS No. 149 to have a significant impact on the Company’s liquidity, financial position, or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 1 of Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” This issue addresses circumstances under which cash consideration received from a vendor by a reseller should be considered (a) an adjustment of the prices of the vendor’s product and therefore, characterized as a reduction of cost of sales, (b) an adjustment to costs incurred by the reseller and therefore characterized as a reduction of that expense, or (c) a payment for assets or services delivered to the vendor and therefore, characterized as revenue on the income statement. The consensus on EITF 02-16 should be applied prospectively to new arrangements, including modifications to existing arrangements, entered into after December 31, 2002. The Company has adopted the provisions of the consensus EITF 02-16, and that adoption had no impact on its financial position, results of operations or liquidity for the current reporting periods.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees on Indebtedness of Others. This Interpretation clarifies significant new disclosures to be made by a guarantor in its financial statements and requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The adoption of Interpretation No. 45 did not have a material impact on the Company’s financial position, results of operations or liquidity. See Note I. Guarantee Obligations.

D.     INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws anticipated to be in effect when those differences are expected to reverse. For the three months ended May 31, 2003 and 2002, the Company generated net losses. The Company has established a valuation allowance for these net operating loss carryforwards and certain other deferred tax assets. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

E.     DEBT

The asset-based revolving credit agreement with the Company’s bank is collateralized by substantially all of the Company’s assets and permits borrowings of up to $30 million through February 28, 2005, subject to “advance rates” applied to levels of eligible inventory. The Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (1.32% at May 31, 2003) plus 200 to 325 basis points or prime (4.25% at May 31, 2003) plus 0 to 100 basis points, depending upon the Company’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The Company could have borrowed $22.4 million at May 31, 2003 based on its eligible inventory and a 60% advance rate; at that time, $21.1 million was outstanding. The loan agreement requires Reeds Jewelers to satisfy certain financial and other covenants including (1) maintaining a minimum amount of EBITDA and (2) limiting capital expenditures to an agreed specified amount. At May 31, 2003, the Company was in compliance with these financial covenants as amended.

F.     RESTRUCTURING CHARGE

In the fiscal year ended February 28, 2002, $6,020,000 was recorded for restructuring and related costs associated with the Company’s exit from under-performing markets. In the quarter ended August 31, 2002, the Company recorded the final expenses of its restructuring plan in the amount of $270,000. These costs represent the costs of closing 24 under-performing stores and costs of not opening 3 new stores in new or under-performing markets. The amounts recorded consist of the costs associated with buying out store leases, store closing costs, and the loss on the sale or abandonment of leasehold improvements and furniture and fixtures. The remaining liability as of May 31, 2003 was $48,000, which is included in accrued expenses on the balance sheet. As of May 31, 2003, the following amounts were recorded:

Activity For the Period Ended May 31, 2003

	Balance at			Balance at
	February 28,			May 31,
	2003	Accruals	Write-offs/ Payments	2003

Lease exit costs	$62,000	$—	$17,000	$45,000
Sale/disposal of fixed assets	—	—	—	—
Severance costs	—	—	—	—
Professional fees	3,000	—	—	3,000

Totals	$65,000	$—	$17,000	$48,000

G.     DERIVATIVE FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Statement (SFAS) Nos. 133/138, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings.

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

During the first quarter ended May 31, 2002, the Company purchased an interest rate cap for $152,000 with a notional amount of $20 million. The fair value of the interest rate cap agreement was $152,000 at May 31, 2002 and was recorded in other long-term assets in the Consolidated Balance Sheet at May 31, 2002. The decrease in the fair market value of the interest rate cap was $148,000 for the year ended February 28, 2003 and was reflected in selling, general and administrative expenses. The fair value of the interest rate cap agreement was $4,000 at May 31, 2003 and is recorded in other long-term assets in the Consolidated Balance Sheet at May 31, 2003. To determine the fair values of derivative and financial instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at the balance sheet date. For the majority of financial instruments including derivatives and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

H.     DISCONTINUED OPERATIONS

On June 22, 2003, the Company completed its exit from the state of Kansas. The Kansas operations for the period ended May 31, 2003 resulted in a $64,000 loss, net of $0 tax benefit, and this loss is reflected in discontinued operations. On December 31, 2002, the Company completed its exit from the state of Iowa and as such the Iowa operations have been reclassified for the period ending May 31, 2002 and are combined with the Kansas operations in discontinued operations. The Iowa operations for the period ending May 31, 2002 resulted in a $49,000 loss, net of $29,000 tax benefit, and the Kansas operations for the same period resulted in a $30,000 loss, net of $17,000 tax benefit.

I.     GUARANTEE OBLIGATIONS

As the Company’s strategies and needs change, the Company will from time to time exit locations and assign the underlying lease obligation to unrelated third parties. The Company currently has eight assigned leases in which it remains secondarily liable if the assignee defaults on the obligations. If an assignee were to default and the Company was required to fulfill the obligation to the lessor, the assignee would then be indebted to the Company for the amount the Company was required to pay out. These assigned leases expire at various times from January 2004 to December 2010. As of May 31, 2003, the maximum amount of future lease payments that the Company would be required to make if all of the assignees were to default was approximately $2,249,000. The reserve for these potential liabilities is $438,000 at May 31, 2003, which the Company believes is adequate based on the historical trend of actual defaults. As of May 31, 2003 only one of the eight assignees is in arrears to the landlord, and the Company is currently involved in litigation with regards to this assignee. The maximum amount of lease payments that the Company is secondarily liable for in connection with this lease is approximately $209,000.

J.     STOCK OPTION PLANS

The Company accounts for its Stock Option and Employee Stock Purchase Plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Option valuation models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. Net income for the first quarters of 2003 or 2002 was not affected because no options were issued.

	For the three months ended May 31,

	2003	2002

Net loss, as reported	$(1,736,000)	$(900,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net loss	$(1,736,000)	$(900,000)

Basic and diluted net loss per share, as reported	$(0.20)	$(0.11)

Basic and diluted net loss per share, pro forma	$(0.20)	$(0.11)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net Sales

Net sales for the first quarter ended May 31, 2003 were down 6% to $19.6 million from $20.9 million for the first quarter of last year, resulting from a 7% reduction in the average number of stores operated during the two periods. Comparable store sales decreased 1% in the first quarter of this year. At May 31, 2003, the Company operated 92 stores in 19 states compared to 96 stores in 20 states at May 31, 2002.

The Company seeks to distinguish itself from its competition by its offering of larger diamonds, fine Swiss watches, and fashionable jewelry. Adjustments in the mix of its merchandise offering during the first quarter ended May 31, 2003 resulted in a 17% increase to $216 from $184 for the average price of each piece of merchandise sold. This offset a 20% reduction in the number of customer transactions in the current quarter compared to the same quarter a year ago. Management is evaluating the Company’s marketing alternatives to address the decrease in customer transactions, some of which is attributable to apparently lower customer traffic in the malls in which the Company operates. Inventory items that have the most favorable turnover and are the most profitable have been identified as core items. The Company averaged 88% in-stock on its core items during the first quarter of fiscal 2004, compared to 96% last year; it averaged 85% in-stock on its entire basic merchandise mix compared to 90% for the same quarter a year ago. During the quarter ended May 31, 2003, core merchandise accounted for 49% of net sales, 61% of the items offered in the Company’s basic merchandise mix, and 37% of its inventory investment. In the same quarter last year, core merchandise accounted for 48% of net sales, 52% of the items offered by Reeds, and 31% of its inventory investment. Sales of diamonds and watches were particularly strong during the first quarter of this year, while sales of gold and semi-precious colored gems were weaker compared to the first quarter of the prior year.

     Gross Profit

Gross profit was 7% lower in the quarter ended May 31, 2003 than in the quarter ended May 31, 2002 primarily as a result of reduced sales. Gross margins remained flat at 50% of net sales for both periods. Although gross margins were flat quarter over quarter, the Company experienced an increase in cost of merchandise primarily attributable to aggressive promotional pricing and management’s efforts to improve inventory turns by rapidly marking down slower-moving inventory. This increase was offset by volume-based rebates earned from inventory vendors.

     Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative expenses decreased 3%, or $312,000, in the first quarter of this year compared to the same period a year ago, but as a percentage of net sales SG&A was 54% and 52% for the quarters ended May 31, 2003 and 2002, respectively. Total labor costs decreased 9%, or $576,000, from 29% of net sales in the prior year to 28% of net sales in the current year, primarily as a result of lower incentive compensation earned by sales and management associates during the quarter. Occupancy costs decreased 7%, or $257,000, in the quarter ended May 31, 2003 compared to the same quarter a year ago, approximating the reduction in the number of stores operated in the two periods. As a percentage of net sales, occupancy costs remained constant at 19% of net sales for both periods. Other smaller SG&A costs in total increased $521,000 to 7% of net sales compared to 4% of net sales for the same period a year ago.

     Interest Expense

Interest expense was 15% lower in the period ended May 31, 2003 compared to the same period a year earlier. Average borrowings were approximately 10% lower in the current quarter than the year before and accounted for approximately 70% of the expense reduction. The balance of the savings resulted from lower interest rates charged to the Company, reflecting an effective pre-tax borrowing rate of 5.2% in the first quarter of this year compared to 5.5% in the first quarter last year.

     Discontinued Operations

On June 22, 2003, the Company completed its exit from the state of Kansas. The Kansas operations for the period ended May 31, 2003 resulted in a $64,000 loss, net of tax benefit, and this loss is reflected in discontinued operations. Discontinued operations for the quarter ended May 31, 2002 is composed of a $49,000 loss, net of tax benefit, relating to the Company’s exit from the state of Iowa which was completed in December of 2002 and a loss of $30,000, net of tax benefit, resulting from the Company’s exit from the state of Kansas.

     Income Taxes & Net Loss

The Company has established valuation allowances against the deferred tax benefit from previous years’ losses. The Company does not expect its income tax expense for the current year to exceed the $1.1 million reserve against deferred tax assets. Therefore no income tax expense or benefit is reflected in the current year. A benefit of $482,000 was recognized in the same quarter last year. The Company’s anticipated net effective tax rate was 0% and 37% in the first quarters of fiscal 2004 and 2003, respectively. For the quarter ended May 31, 2003, Reeds had a net loss of $1.7 million, or $ .20 per share loss, compared to a net loss of $900,000, or $ .11 per share loss, in the quarter ended May 31, 2002.

Liquidity and Capital Resources

Reeds Jewelers requires cash for purchasing inventory, updating technology and equipment, opening new stores, and remodeling existing locations. The Company’s primary sources of liquidity are cash flows generated from operations and its revolving credit facility with a major bank. Cash used in operations for the three months ended May 31, 2003 was $1,525,000 compared to $8,479,000 used for the three months ended May 31, 2002. The main factor that contributed to the change in cash flows from operations was the reduced inventory levels in 2003 as compared to 2002. Management has made efforts to reduce inventory levels and improve inventory turns by aggressively marking down slower-moving inventory.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $34,074,000 and 3.3 to 1 at May 31, 2003 compared with $33,550,000 and 3.7 to 1 at February 28, 2003 and $37,985,000 and 2.8 to 1 at May 31, 2002. Working capital needs normally peak in the third quarter as the Company increases inventories to meet anticipated demand during the Christmas selling season. The fourth quarter has historically produced the majority of the Company’s cash flows from operations.

The asset-based revolving credit agreement with the Company’s bank is collateralized by substantially all of the Company’s assets and permits borrowings of up to $30 million, subject to “advance rates” applied to levels of eligible inventory. The Company could have borrowed $22.4 million at May 31, 2003 based on its eligible inventory and a 60% advance rate; at that time, $21.1 million was outstanding. The loan agreement requires Reeds Jewelers to satisfy certain financial and other covenants including (1) maintaining a minimum amount of EBITDA and (2) limiting capital expenditures to an agreed specified amount. At May 31, 2003, the Company was in compliance with these financial covenants as amended.

The Company borrowed $1,734,000 from three related parties in conjunction with the pay-off of its previous revolving credit facility. Interest is payable at the prime rate (4.25% at May 31, 2003) quoted in The Wall Street Journal plus 6%. The note is secured and is subordinate to the revolving credit facility with the Company’s bank. The loan matures on February 28, 2005, but principal payments may be made earlier based on the Company achieving certain financial targets.

The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate. The notes are unsecured and are subordinate to the revolving credit facility.

Reeds Jewelers expects to incur capital expenditures of approximately $1 million for the fiscal year ending February 29, 2004 for one new store planned to open in the spring of next year, store remodels, and equipment upgrades. Management does not plan to open additional locations in the current fiscal year.

Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Various forward-looking statements have been made throughout this discussion, including comments about:

(i)	merchandising and marketing plans;
(ii)	planned store openings;
(iii)	anticipated capital expenditures;
(iv)	anticipated outcome of legal proceedings; and
(v)	anticipated income tax expense.

Accordingly, Reeds Jewelers, Inc. hereby identifies the following important factors that could cause its actual financial results to differ materially from those projected by the Company in forward-looking statements:

(i)	unexpected changes in the marketing and pricing strategies of competitors;
(ii)	adverse changes in the political environments of countries providing raw materials for the jewelry industry;
(iii)	availability of favorable locations on terms acceptable to the Company;
(iv)	disruptions to operations caused by significant natural disasters, such as floods, hurricanes, or tornadoes;
(v)	potential future terrorist attacks;
(vi)	further decline in the domestic economy resulting from, but not limited to, inflation, deflation, recession, depression, or other adverse economic conditions;
(vii)	adverse changes in consumer spending;
(viii)	significant changes in interest rates;
(ix)	the loss of key executives; or
(x)	management’s estimate of the valuation allowance for deferred tax benefits.

Impact of Inflation or Deflation

In management’s opinion, changes in net sales and net earnings that have resulted from inflation and changing prices have not been material during the periods presented. There is no assurance, however, that inflation or deflation will not materially affect Reeds Jewelers, Inc. in the future.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

The Company believes that the market risk related to interest rate changes as of May 31, 2003 has not materially changed since February 28, 2003. The market risk disclosure in the Company’s Annual Report on Form 10-K for the year ended February 28, 2003 is incorporated by reference herein.

ITEM 4. Internal Controls

As of July 14, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of July 14, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to July 14, 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Not applicable

(b)	Reports on Form 8-K.

On June 25, 2003, the Company filed a Current Report on Form 8-K with the SEC relating to a press release issued containing the financial results for the first quarter ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEDS JEWELERS, INC.

July 15, 2003	/s/ James R. Rouse James R. Rouse Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Alan M. Zimmer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reeds Jewelers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 15, 2003	/s/ Alan M. Zimmer Alan M. Zimmer President and Chief Executive Officer

CERTIFICATIONS

I, James R. Rouse, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reeds Jewelers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 15, 2003	/s/ James R. Rouse James R. Rouse Treasurer and Chief Financial Officer