Form 10-Q
period 2003-08-31
REEDS JEWELERS INC
filed 2003-10-15
CIK 805900

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED AUGUST 31, 2003
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

Yes ☒           No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

     Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of October 15, 2003 was 8,476,372.

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

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28	August 31	August 31
	2003	2003	2002

ASSETS		(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$384,000	$512,000	$353,000
Accounts receivable:
Customers, less allowance for doubtful accounts of $499,000, $200,000 and $581,000, respectively	7,000	112,000	199,000
Other	1,411,000	2,220,000	1,198,000
Merchandise inventories	41,637,000	44,458,000	48,362,000
Income taxes receivable	305,000	98,000	2,092,000
Deferred income taxes, net of valuation allowance of $341,000, $339,000 and $0, respectively (Note D)	1,327,000	1,181,000	—
Other	758,000	735,000	900,000

Total current assets	45,829,000	49,316,000	53,104,000
Property, furniture and equipment:
Land and building	83,000	83,000	83,000
Furniture and equipment	20,000,000	20,334,000	20,148,000
Leasehold improvements	9,202,000	9,110,000	9,206,000

	29,285,000	29,527,000	29,437,000
Less accumulated depreciation and amortization	18,843,000	19,683,000	18,316,000

Net property, furniture and equipment	10,442,000	9,844,000	11,121,000
Other assets:
Deferred income taxes, net of valuation allowance of $804,000, $805,000 and $0, respectively (Note D)	3,132,000	3,091,000	—
Other receivable, less allowance of $906,000, $906,000, and $906,000 respectively	5,474,000	5,474,000	5,474,000
Miscellaneous	1,142,000	413,000	1,051,000

Total other assets	9,748,000	8,978,000	6,525,000

TOTAL ASSETS	$66,019,000	$68,138,000	$70,750,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,385,000	$12,140,000	$12,558,000
Accrued compensation	1,727,000	1,165,000	1,267,000
Accrued expenses	3,167,000	2,628,000	2,383,000
Total current liabilities	12,279,000	15,933,000	16,208,000

Revolving credit note (Note E)	18,873,000	22,088,000	23,880,000
Subordinated notes payable to shareholders	2,579,000	2,579,000	2,579,000
Deferred income taxes (Note D)	3,292,000	3,105,000	—
Other long-term liabilities	845,000	213,000	855,000

Total liabilities	37,868,000	43,918,000	43,522,000
Shareholders’ equity:
Common stock, par value $0.10 per share; 25,000,000 shares authorized; 8,476,372 shares issued and outstanding in 2003 and 2002	847,000	847,000	847,000
Additional paid-in capital	10,560,000	10,560,000	10,560,000
Retained earnings	16,744,000	12,813,000	15,821,000

Total shareholders’ equity	28,151,000	24,220,000	27,228,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,019,000	$68,138,000	$70,750,000

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	August 31		August 31

	2003	2002	2003	2002

Net sales	$19,447,000	$19,046,000	$39,045,000	$39,972,000
Cost of sales	10,034,000	9,610,000	19,908,000	20,072,000

Gross profit	9,413,000	9,436,000	19,137,000	19,900,000
Selling, general and administrative expenses	10,530,000	10,530,000	21,023,000	21,335,000
Depreciation and amortization	605,000	593,000	1,201,000	1,195,000
Restructuring charge	—	270,000	—	270,000

Operating loss	(1,722,000)	(1,957,000)	(3,087,000)	(2,900,000)
Interest expense	313,000	350,000	620,000	711,000

Loss from continuing operations before income taxes	(2,035,000)	(2,307,000)	(3,707,000)	(3,611,000)
Income tax benefit	—	(854,000)	—	(1,336,000)

Loss from continuing operations	(2,035,000)	(1,453,000)	(3,707,000)	(2,275,000)
Loss from discontinued operations, net of income tax benefit of $0, $44,000, $0, and $90,000 respectively	(61,000)	(75,000)	(125,000)	(153,000)
Loss on disposal of discontinued operations, net of income tax benefit of $0, $0, $0 and $0, respectively	(99,000)	—	(99,000)	—

Net loss	$(2,195,000)	$(1,528,000)	$(3,931,000)	$(2,428,000)

Basic and diluted net loss from continuing operations per share	$(0.24)	$(0.17)	$(0.44)	$(0.27)
Basic and diluted net loss from discontinued operations per share	(0.02)	(0.01)	(0.02)	(0.02)

Basic and diluted net loss per share	$(0.26)	$(0.18)	$(0.46)	$(0.29)

Weighted average shares outstanding-diluted	8,476,372	8,476,372	8,476,372	8,476,372

REEDS JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended August 31

	2003	2002

Operating activities
Net loss	$(3,931,000)	$(2,428,000)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Loss from discontinued operations	125,000	153,000
Loss on disposal of discontinued operations	99,000	—
Depreciation	1,126,000	1,136,000
Amortization	75,000	59,000
Loss on sale of property, furniture and equipment	26,000	24,000
Changes in operating assets and liabilities:
Accounts receivable	(1,038,000)	(917,000)
Merchandise inventories	(2,821,000)	(4,025,000)
Other current assets and other assets	677,000	(233,000)
Accounts payable	4,755,000	(4,675,000)
Accrued compensation and expenses	(1,200,000)	(2,166,000)
Income taxes	207,000	4,684,000
Other long-term liabilities	(632,000)	—

Net cash used in operating activities of continuing operations	(2,532,000)	(8,388,000)
Investing activities
Proceeds from sale of property, furniture and equipment	5,000	285,000
Purchases of property, furniture and equipment	(560,000)	(424,000)

Net cash used in investing activities	(555,000)	(139,000)
Financing activities
Net proceeds from revolving credit note	3,215,000	8,071,000

Net cash provided by financing activities	3,215,000	8,071,000

Net increase (decrease) in cash and cash equivalents	128,000	(456,000)
Cash and cash equivalents at beginning of period	384,000	809,000

Cash and cash equivalents at end of period	$512,000	$353,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$660,000	$1,016,000

Income taxes	$(207,000)	$(6,422,000)

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

C. NEW ACCOUNTING PRONOUNCMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, results of operations or liquidity for the current reporting periods.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position, results of operations or liquidity for the current reporting periods.

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

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees on Indebtedness of Others. This Interpretation clarifies significant new disclosures to be made by a guarantor in its financial statements and requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The adoption of Interpretation No. 45 did not have a material impact on the Company’s financial position, results of operations or liquidity for the current reporting periods. See Note I. Guarantee Obligations.

D. INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws anticipated to be in effect when those differences are expected to reverse. For the six months ended August 31, 2003 and 2002, the Company generated net losses. The Company has established a valuation allowance for these net operating loss carryforwards and certain other deferred tax assets. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

E. DEBT

The asset-based revolving credit agreement with the Company’s bank is collateralized by substantially all of the Company’s assets and permits borrowings of up to $30 million through February 28, 2005, subject to “advance rates” applied to levels of eligible inventory. The Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (1.12% at August 31, 2003) plus 200 to 325 basis points or prime (4.00% at August 31, 2003) plus 0 to 100 basis points, depending upon the Company’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The Company could have borrowed $22.8 million at August 31, 2003 based on its eligible inventory and a 60% advance rate; at that time, $22.1 million was outstanding. The loan agreement requires Reeds Jewelers to satisfy certain financial and other covenants including (1) maintaining a minimum amount of EBITDA and (2) limiting capital expenditures to an agreed specified amount. At August 31, 2003, the Company was in compliance with these financial covenants as amended in March 2003.

F. RESTRUCTURING CHARGE

In the fiscal year ended February 28, 2002, $6,020,000 was recorded for restructuring and related costs associated with the Company’s exit from under-performing markets. In the quarter ended August 31, 2002, the Company recorded the final expenses of its restructuring plan in the amount of $270,000. These costs represent the costs of closing 24 under-performing stores and costs of not opening 3 new stores in new or under-performing markets. The amounts recorded consist of the costs associated with buying out store leases, store closing costs, and the loss on the sale or abandonment of leasehold improvements and furniture and fixtures. The remaining liability as of August 31, 2003 was $21,000, which is included in accrued expenses on the balance sheet. As of August 31, 2003, the following amounts were recorded:

Activity For the Period Ended August 31, 2003

	Balance at			Balance at
	February 28,		Write-offs/	August 31,
	2003	Accruals	Payments	2003

Lease exit costs	$62,000	$—	$41,000	$21,000
Sale/disposal of fixed assets	—	—	—	—
Severance costs	—	—	—	—
Professional fees	3,000	—	3,000	—

Totals	$65,000	$—	$44,000	$21,000

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

During the first quarter ended May 31, 2002, the Company purchased an interest rate cap for $152,000 with a notional amount of $20 million. The fair value of the interest rate cap agreement was $10,000 at August 31, 2002 and was recorded in other long-term assets in the Consolidated Balance Sheet at August 31, 2002. The decrease in the fair market value of the interest rate cap was $148,000 for the year ended February 28, 2003 and was reflected in selling, general and administrative expenses. The fair value of the interest rate cap agreement was $4,000 at August 31, 2003 and is recorded in other long-term assets in the Consolidated Balance Sheet at August 31, 2003. To determine the fair values of derivative and financial instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at the balance sheet date. For the majority of financial instruments including derivatives and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

H. DISCONTINUED OPERATIONS

On June 22, 2003, the Company completed its exit from the state of Kansas resulting in a $99,000 year-to-date loss from disposal of discontinued operations, net of $0 tax benefit. The Kansas operations for the quarter ended August 31, 2003 resulted in a $61,000 loss from discontinued operations, net of $0 tax benefit while the operations for the six months ended August 31, 2003 resulted in a $125,000 loss from discontinued operations, net of $0 tax benefit. On December 31, 2002, the Company completed its exit from the state of Iowa and as such the Iowa operations have been reclassified for the three and six month periods ending August 31, 2002 and are combined with the Kansas operations for those same periods in discontinued operations. Discontinued operations for the quarter ended August 31, 2002 is composed of a $29,000 loss, net of $17,000 tax benefit, relating to the Company’s exit from the state of Kansas and a loss of $46,000, net of $27,000 tax benefit, resulting from the Company’s exit from the state of Iowa. Year-to-date losses for the six months ended August 31, 2002 in the amount of $59,000, net of $35,000 tax benefit, relate to Kansas and losses of $94,000, net of $55,000 tax benefit, relate to the exit from the Iowa markets.

I. GUARANTEE OBLIGATIONS

As the Company’s strategies and needs change, the Company will from time to time exit locations and assign the underlying lease obligation to unrelated third parties. The Company currently has eight assigned leases in which it remains secondarily liable if the assignee defaults on the obligations. If an assignee were to default and the Company was required to fulfill the obligation to the lessor, the assignee would then be indebted to the Company for the amount the Company was required to pay out. These assigned leases expire at various times from January 2004 to December 2010. As of August 31, 2003, the maximum amount of future lease payments that the Company would be required to make if all of the assignees were to default was approximately $2,143,000. The reserve for these potential liabilities was $638,000 at August 31, 2003, which the Company believes is adequate based on the historical trend of actual defaults. As of August 31, 2003 only one of the eight assignees was in arrears to the landlord, and the Company is currently involved in litigation with regards to this assignee. The maximum amount of lease payments that the Company is secondarily liable for in connection with this lease is approximately $209,000.

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

For purposes of pro forma net income and earnings per share calculations in accordance with SFAS 123, for each option granted during the three and six months ended August 31, 2003 and 2002 the fair value is estimated using the Black-Scholes option-pricing model. The assumptions used are as follows:

	For the three months		For the six months
	ended August 31,		ended August 31,

	2003	2002	2003	2002

Risk-free interest rate	4.52%	4.55%	4.52%	4.55%
Dividend yield	0%	0%	0%	0%
Volatility factor	.479	.493	.479	.493
Expected life	10.0 years	10.0 years	10.0 years	10.0 years

The following table illustrates the effect on net income and earnings per share for the three and six months ended August 31, 2003 and 2002, if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation.

	For the three months ended		For the six months ended
	August 31,		August 31,

	2003	2002	2003	2002

Net loss, as reported	$(2,195,000)	$(1,528,000)	$(3,931,000)	$(2,428,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,000	7,000	5,000	10,000

Pro forma net loss	$(2,200,000)	$(1,535,000)	$(3,936,000)	$(2,438,000)

Basic and diluted net loss per share, as reported	$(0.26)	$(0.18)	$(0.46)	$(0.29)

Basic and diluted net loss per share, pro forma	$(0.26)	$(0.18)	$(0.46)	$(0.29)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Application of Critical Accounting Policies

The Company’s critical accounting policies as of August 31, 2003 have not materially changed since February 28, 2003. It is suggested that this discussion and analysis be read in conjunction with the critical accounting policies included in the Company’s latest annual report on form 10-K for the fiscal year ended February 28, 2003.

Net Sales

Comparable store sales increased 5% for the quarter ended August 31, 2003 compared to the same quarter of the prior year. The Company’s total net sales for the quarter increased to $19,447,000 from $19,046,000, a 2% increase, while operating an average of 5% fewer stores in the second quarter of the current fiscal year. Comparable store sales increased 1% during the first half of the year. The Company’s total net sales for the six months ended August 31, 2003, decreased to $39,045,000 from $39,972,000, a 2% decrease, while operating an average of 6% fewer stores in the first half of the current year. In the second quarter of fiscal 2004, the Company closed its last remaining store in the Kansas market. At August 31, 2003, the Company operated 91 stores in 18 states compared to 96 stores in 20 states at August 31, 2002. The Company has no commitments to open additional stores in the remainder of this fiscal year.

The Company seeks to distinguish itself from its competition by its offering of larger diamonds, fine Swiss watches, and fashionable jewelry. Adjustments in the mix of its merchandise offering during the second quarter ended August 31, 2003 resulted in a 16% increase to $280 from $241 for the average price of each piece of merchandise sold. This offset a 12% reduction in the number of customer transactions in the current quarter compared to the same quarter a year ago. Management is evaluating the Company’s marketing alternatives to address the decrease in customer transactions, some of which is attributable to apparently lower customer traffic in the malls in which the Company operates. Inventory items that have the most favorable turnover and are the most profitable have been identified as core items. The Company averaged 92% in-stock on its core items during the second quarter of fiscal 2004, compared to 96% last year; it averaged 89% in-stock on its entire basic merchandise mix compared to 92% for the same quarter a year ago. During the quarter ended August 31, 2003, core merchandise accounted for 45% of net sales, 47% of the items offered in the Company’s basic merchandise mix, and 36% of its inventory investment. In the same quarter last year, core merchandise accounted for 51% of net sales, 51% of the items offered by Reeds, and 33% of its inventory investment.

    Gross Profit

Gross margins were 48% during the quarter, down from 50% in the second quarter of last year. Year-to-date, gross margins were 49%, down from 50% for the first six months last year. The decline in gross margins is primarily attributable to aggressive promotional pricing in order to gain market share and management’s commitment to improve inventory turns by rapidly marking down slower-moving inventory.

    Selling, General, and Administrative Expenses (SG&A)

Selling, general, and administrative expenses remained constant in the second quarter of this year compared to the same period a year ago, but as a percentage of net sales SG&A was 54% and 55% for the quarters ended August 31, 2003 and 2002, respectively. Year-to-date selling, general, and administrative expenses decreased $312,000 or 2% from the same period in the prior year. The Company’s total labor costs decreased by $189,000 to 29% of net sales in the second quarter of this year from 30% in the same period a year earlier while year-to-date labor costs decreased $765,000 to 28% of net sales from 30% in the prior year comparative period. The decreases in labor costs are primarily a result of lower incentive compensation earned by sales and management associates and management’s efforts to decrease personnel costs.

    Interest Expense

The average borrowings on the Company’s line of credit for the quarter dropped 4% over the same quarter last year. The Company’s effective pre-tax interest rate during the quarter dropped to 5.2% from 5.6% for the same period in the previous year. As a result of these two factors, interest expense for the quarter was $313,000, 11% lower than the same quarter last year. The average borrowings on the Company’s line of credit for the six months ended August 31, 2003 dropped 7% over the same six months last year. The Company’s effective pre-tax interest rate during the first half of the year dropped to 5.2% from 5.5% for the same period in the previous year. As a result, year-to-date interest expense was $620,000, 13% lower than the same period last year.

    Discontinued Operations

On June 22, 2003, the Company completed its exit from the state of Kansas resulting in a $99,000 year-to-date loss from disposal of discontinued operations, net of $0 tax benefit. The Kansas operations for the quarter ended August 31, 2003 resulted in a $61,000 loss from discontinued operations, net of $0 tax benefit while the operations for the six months ended August 31, 2003 resulted in a $125,000 loss from discontinued operations, net of $0 tax benefit. Discontinued operations for the quarter ended August 31, 2002 is composed of a $29,000 loss, net of $17,000 tax benefit, relating to the Company’s exit from the state of Kansas and a loss of $46,000, net of $27,000 tax benefit, resulting from the Company’s exit from the state of Iowa which was completed in December of 2002. Year-to-date losses for the six months ended August 31, 2002 in the amount of $59,000, net of $35,000 tax benefit, relate to Kansas and losses of $94,000, net of $55,000 tax benefit, relate to the exit from the Iowa markets.

    Income Taxes & Net Loss

The Company has established valuation allowances against the deferred tax benefit from previous years’ losses. The Company does not expect its income tax expense for the current year to exceed the $1.1 million reserve against deferred tax assets. Therefore no income tax expense or benefit is reflected in the current year. A tax benefit of $854,000 was recognized in the second quarter last year and a year-to-date benefit of $1,336,000 was recognized for the first six months of last year. The Company’s anticipated net effective tax rate was 0% and 37% in the first two quarters of fiscal 2004 and 2003, respectively. For the quarter ended August 31, 2003, Reeds had a net loss of $2.2 million, or $.26 per share loss, compared to a net loss of $1.5 million, or $.18 per share loss, in the quarter ended August 31, 2002. For the first six months of fiscal year 2004, Reeds had a net loss of $3.9 million, or $.46 per share loss, compared to a net loss of $2.4 million, or $.29 per share loss in the prior year comparative period.

Liquidity and Capital Resources

Reeds Jewelers requires cash for purchasing inventory, updating technology and equipment, opening new stores, and remodeling existing locations. The Company’s primary sources of liquidity are cash flows generated from operations and its revolving credit facility with a major bank. Cash used in operations for the six months ended August 31, 2003 was $2,532,000 compared to $8,388,000 used for the six months ended August 31, 2002. The main factors that contributed to the change in cash flows from operations was the increase in accounts payable and the reduced inventory levels in 2003 as compared to 2002. The sale of the Company’s accounts receivable portfolio in February 2002 and the subsequent increase in availability on the Company’s revolving credit agreement contributed to the Company’s increase in payments to its vendors, which resulted in the decrease in accounts payable for the six months ended August 31, 2002. Management has made efforts to reduce inventory levels and improve inventory turns in the current fiscal year by aggressively marking down slower-moving inventory.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $33,383,000 and 3.1 to 1 at August 31, 2003 compared with $33,550,000 and 3.7 to 1 at February 28, 2003 and $36,896,000 and 3.3 to 1 at August 31, 2002. Working capital needs normally peak in the third quarter as the Company increases inventories to meet anticipated demand during the Christmas selling season. The fourth quarter has historically produced the majority of the Company’s cash flows from operations.

The asset-based revolving credit agreement with the Company’s bank is collateralized by substantially all of the Company’s assets and permits borrowings of up to $30 million, subject to “advance rates” applied to levels of eligible inventory. The Company could have borrowed $22.8 million at August 31, 2003 based on its eligible inventory and a 60% advance rate; at that time, $22.1 million was outstanding. The loan agreement requires Reeds Jewelers to satisfy certain financial and other covenants including (1) maintaining a minimum amount of EBITDA and (2) limiting capital expenditures to an agreed specified amount. At August 31, 2003, the Company was in compliance with these financial covenants as amended in March 2003.

The Company borrowed $1,734,000 from three related parties in conjunction with the pay-off of its previous revolving credit facility. Interest is payable at the prime rate (4.00% at August 31, 2003) quoted in The Wall Street Journal plus 6%. The note is secured and is subordinate to the revolving credit facility with the Company’s bank. The loan matures on February 28, 2005, but principal payments may be made earlier based on the Company achieving certain financial targets.

The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (4.00% at August 31, 2003). The notes are unsecured and are subordinate to the revolving credit facility.

Reeds Jewelers expects to incur capital expenditures of approximately $1 million during the fiscal year ending February 29, 2004 for store remodels, equipment upgrades, and the construction of two new stores planned to open in spring of 2004. Management does not plan to open additional locations in the current fiscal year.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

The Company believes that the market risk related to interest rate changes as of August 31, 2003 has not materially changed since February 28, 2003. The market risk disclosure in the Company’s Annual Report on Form 10-K for the year ended February 28, 2003 is incorporated by reference herein.

ITEM 4. Internal Controls

As of October 13, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of October 13, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to October 13, 2003.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Not applicable.

     (b)  Reports on Form 8-K.

On September 10, 2003, the Company filed a Current Report on Form 8-K with the SEC relating to a press release issued containing the financial results for the second quarter ended August 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEDS JEWELERS, INC.

October 15, 2003	/s/ James R. Rouse James R. Rouse Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Alan M. Zimmer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reeds Jewelers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 15, 2003	/s/ Alan M. Zimmer Alan M. Zimmer President and Chief Executive Officer

CERTIFICATIONS

I, James R. Rouse, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reeds Jewelers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 15, 2003	/s/ James R. Rouse James R. Rouse Treasurer and Chief Financial Officer