Form 10-Q/A
period 2003-08-31
REEDS JEWELERS INC
filed 2003-12-03
CIK 805900

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Explanatory Note

This Amendment on Form 10-Q/A constitutes Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended August 31, 2003, which was previously filed with the Securities and Exchange Commission (SEC) on October 15, 2003 (the Quarterly Report). Item 6 of Part II of Form 10-Q is being amended to file Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2, which were inadvertently omitted when the document was originally filed. Item 5 of Part II is also being provided to report recent developments that have occurred subsequent to the filing of the Quarterly Report on October 15, 2003.

PART II

ITEM 5. Other Information

Recent Development involving Related Party

On December 2, 2003, members of the Zimmer family announced their intention to make a cash tender offer, through an entity to be formed, for all outstanding shares of the Company not currently held by such participating members. Alan Zimmer, Herbert Zimmer, Jeffrey Zimmer, Arlene Zimmer Schreiber, Rose Zimmer, Bradley Zimmer, Landon Zimmer, Andy Schreiber, and Mark Schreiber (the “Participating Zimmer Family Members”), together beneficially own approximately 87.5% of the outstanding common stock of the Company. Through an affiliate to be formed, they intend to offer $1.85 per share to acquire the balance of the Company’s common stock. The tender offer will be conditioned upon the Participating Zimmer Family Members acquiring (unless waived) the majority of the Company’s shares not held by such Participating Zimmer Family Members and their affiliates, and other customary conditions to a tender offer. The fulfillment of such condition will result in the Participating Zimmer Family Members and their affiliates owning at least 90% of the outstanding common stock as a result of the tender offer. The offer will not be conditioned upon Participating Zimmer Family Members or their affiliate obtaining any financing.

Any shares not acquired in the tender offer are expected to be acquired in a subsequent “short form” merger of the Company and the affiliate to be formed pursuant to the North Carolina Business Corporation Act. As part of the merger, the affiliate will cause to be paid to those remaining holders of shares of the Company who did not tender their shares in the tender offer: (i) the same consideration for their shares as paid to the holders of stock in the Company who tendered their shares in the tender offer, or (ii) for those holders who exercise their dissenters’ rights in respect of such shares in accordance with Article 13 of the North Carolina Business Corporation Act, the fair value of their shares of stock as defined in Article 13 (which may be an amount less than, more than, or equal to the consideration paid for shares of stock in the tender offer). Upon consummation of the merger, all of the shares of stock of the Company will be owned directly or indirectly by the affiliate to be formed by the Participating Zimmer Family Members.

The Participating Zimmer Family Members expect to commence the tender offer as soon as practical. Once the tender offer is commenced, offering materials will be mailed to the Company’s shareholders and the Participating Zimmer Family Members will file all necessary information with the United States Securities and Exchange Commission (the “Commission”). The commencement and completion of the tender offer and, if the tender offer is completed, the consummation of the merger will not require any approval by the Company’s board of directors and the Participating Zimmer Family Members have not asked the Company’s board of directors to approve the tender offer or the merger.

If successful, immediately following the consummation of the merger, the Participating Zimmer Family Members indicated their intention to file an application with the Securities and Exchange Commission to terminate the registration under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of the shares of the Company's common stock. Upon such termination, the Company will no longer be subject to the reporting requirements of the Exchange Act. Furthermore, termination of the registration of the shares under the Exchange Act will cause the shares of the Company's common stock to cease to be quoted on the American Stock Exchange.

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

Accordingly, Reeds Jewelers, Inc. hereby identifies the following important factors that could cause its actual financial results to differ materially from those projected by the Company in forward-looking statements:

(i)	unexpected changes in the marketing and pricing strategies of competitors;
(ii)	adverse changes in the political environments of countries providing raw materials for the jewelry industry;
(iii)	availability of favorable locations on terms acceptable to the Company;
(iv)	disruptions to operations caused by significant natural disasters, such as floods, hurricanes, or tornadoes;
(v)	potential future terrorist attacks;
(vi)	further decline in the domestic economy resulting from, but not limited to, inflation, deflation, recession, depression, or other adverse economic conditions;
(vii)	adverse changes in consumer spending;
(viii)	significant changes in interest rates;
(ix)	the loss of key executives; or
(x)	management’s estimate of the valuation allowance for deferred tax benefits.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

31.1	Rule 13a–14(a) Certification of Chief Executive Officer.

31.2	Rule 13a–14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

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

REEDS JEWELERS, INC.

December 3, 2003	/s/ James R. Rouse

James R. Rouse
Treasurer and
Chief Financial Officer