Form 10-Q
period 2003-11-30
REEDS JEWELERS INC
filed 2004-01-14
CIK 805900

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED NOVEMBER 30, 2003
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

     The number of outstanding shares of Common Stock, par value $0.10 per share, as of January 14, 2004 was 8,476,372.

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

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28	November 30	November 30
	2003	2003	2002

		(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$384,000	$1,056,000	$504,000
Accounts receivable:
Customers, less allowance for doubtful accounts of $499,000, $50,000 and $445,000, respectively	7,000	382,000	248,000
Other	1,411,000	4,092,000	3,004,000
Merchandise inventories	41,637,000	52,273,000	55,885,000
Income taxes receivable	305,000	104,000	2,477,000
Deferred income taxes, net of valuation allowance of $341,000, $339,000 and $0, respectively (Note D)	1,327,000	1,112,000	—
Other	758,000	809,000	1,325,000

Total current assets	45,829,000	59,828,000	63,443,000
Property, furniture and equipment:
Land and building	83,000	83,000	83,000
Furniture and equipment	20,000,000	20,426,000	20,135,000
Leasehold improvements	9,202,000	9,117,000	9,174,000

	29,285,000	29,626,000	29,392,000
Less accumulated depreciation and amortization	18,843,000	20,164,000	18,636,000

Net property, furniture and equipment	10,442,000	9,462,000	10,756,000
Other assets:
Deferred income taxes, net of valuation allowance of $804,000, $805,000 and $0, respectively (Note D)	3,132,000	2,874,000	—
Other receivable, less allowance of $906,000, $906,000, and $906,000 respectively	5,474,000	5,474,000	5,474,000
Miscellaneous	1,142,000	368,000	1,087,000

Total other assets	9,748,000	8,716,000	6,561,000

TOTAL ASSETS	$66,019,000	$78,006,000	$80,760,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,385,000	$18,058,000	$19,110,000
Accrued compensation	1,727,000	1,630,000	1,924,000
Accrued expenses	3,167,000	3,359,000	2,730,000
Current portion of long-term debt	—	—	27,041,000

Total current liabilities	12,279,000	23,047,000	50,805,000
Revolving credit note (Note E)	18,873,000	26,568,000	—
Subordinated notes payable to shareholders	2,579,000	2,579,000	2,579,000
Deferred income taxes (Note D)	3,292,000	2,819,000	—
Other long-term liabilities	845,000	218,000	840,000

Total liabilities	37,868,000	55,231,000	54,224,000
Shareholders’ equity:
Common stock, par value $0.10 per share; 25,000,000 shares authorized; 8,476,372 shares issued and outstanding in 2003 and 2002	847,000	847,000	847,000
Additional paid-in capital	10,560,000	10,560,000	10,560,000
Retained earnings	16,744,000	11,368,000	15,129,000

Total shareholders’ equity	28,151,000	22,775,000	26,536,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,019,000	$78,006,000	$80,760,000

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	November 30		November 30

	2003	2002	2003	2002

Net sales	$21,176,000	$21,597,000	$60,221,000	$61,570,000
Cost of sales	10,859,000	10,894,000	30,767,000	30,967,000

Gross profit	10,317,000	10,703,000	29,454,000	30,603,000
Selling, general and administrative expenses	10,832,000	10,669,000	31,855,000	32,004,000
Depreciation and amortization	606,000	611,000	1,807,000	1,806,000
Restructuring charge	—	—	—	270,000

Operating loss	(1,121,000)	(577,000)	(4,208,000)	(3,477,000)
Interest expense	337,000	398,000	957,000	1,108,000

Loss from continuing operations before income taxes	(1,458,000)	(975,000)	(5,165,000)	(4,585,000)
Income tax benefit	—	(361,000)	—	(1,696,000)

Loss from continuing operations	(1,458,000)	(614,000)	(5,165,000)	(2,889,000)
Loss from discontinued operations, net of income tax benefit of $0, $45,000, $0, and $136,000, respectively	—	(78,000)	(125,000)	(231,000)
Gain (loss) on disposal of discontinued operations, net of income tax benefit of $0, $0, $0 and $0, respectively	13,000	—	(86,000)	—

Net loss	$(1,445,000)	$(692,000)	$(5,376,000)	$(3,120,000)

Basic and diluted net loss from continuing operations per share	$(0.17)	$(0.07)	$(0.61)	$(0.34)
Basic and diluted net loss from discontinued operations per share	—	(0.01)	(0.02)	(0.03)

Basic and diluted net loss per share	$(0.17)	$(0.08)	$(0.63)	$(0.37)

Weighted average shares outstanding-diluted	8,476,372	8,476,372	8,476,372	8,476,372

REEDS JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended November 30

	2003	2002

Operating activities
Net loss	$(5,376,000)	$(3,120,000)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Loss from discontinued operations	125,000	231,000
Loss on disposal of discontinued operations	86,000	—
Depreciation	1,694,000	1,717,000
Amortization	113,000	89,000
Loss on sale of property, furniture and equipment	45,000	45,000
Changes in operating assets and liabilities:
Accounts receivable	(3,180,000)	(2,844,000)
Merchandise inventories	(10,636,000)	(11,548,000)
Income taxes	201,000	4,299,000
Other current assets and other assets	610,000	(724,000)
Accounts payable	10,673,000	1,877,000
Accrued compensation and expenses	9,000	(1,162,000)
Other long-term liabilities	(627,000)	(15,000)

Net cash used in operating activities of continuing operations	(6,263,000)	(11,155,000)
Investing activities
Proceeds from sale of property, furniture and equipment	5,000	287,000
Purchases of property, furniture and equipment	(765,000)	(669,000)

Net cash used in investing activities	(760,000)	(382,000)
Financing activities
Net proceeds from revolving credit note	7,695,000	11,232,000

Net cash provided by financing activities	7,695,000	11,232,000

Net increase (decrease) in cash and cash equivalents	672,000	(305,000)
Cash and cash equivalents at beginning of period	384,000	809,000

Cash and cash equivalents at end of period	$1,056,000	$504,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,006,000	$1,422,000

Income taxes	$(201,000)	$(6,443,000)

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46, as amended, requires that variable interest entities be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the first quarter of 2004. The Company is currently performing a review to determine if it is the primary beneficiary of any variable interest entities. To date, the review has not identified any entity that would require consolidation. Provided that the Company is not the primary beneficiary, the maximum exposure to losses related to any entity that may be determined to be a variable interest entity is limited to the carrying amount of the investment in the entity.

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

D.   INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws anticipated to be in effect when those differences are expected to reverse. For the nine months ended November 30, 2003 and 2002, the Company generated net losses. The Company has established a valuation allowance for these net operating loss carryforwards and certain other deferred tax assets. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

E.   DEBT

The asset-based revolving credit agreement with the Company’s bank is collateralized by substantially all of the Company’s assets and permits borrowings of up to $30 million through February 28, 2005, subject to “advance rates” applied to levels of eligible inventory. The Company pays interest monthly at an interest rate ranging from the 30-day LIBOR rate (1.12% at November 30, 2003) plus 200 to 325 basis points or prime (4.00% at November 30, 2003) plus 0 to 100 basis points, depending upon the Company’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The Company could have borrowed $28.0 million at November 30, 2003 based on its eligible inventory and a 65% advance rate; at that time, $26.6 million was outstanding. The loan agreement requires Reeds Jewelers to satisfy certain financial and other covenants including (1) maintaining a minimum amount of EBITDA and (2) limiting capital expenditures to an agreed specified amount. At November 30, 2003, the Company was in compliance with these financial covenants as amended in March 2003.

F.   RESTRUCTURING CHARGE

In the fiscal year ended February 28, 2002, $6,020,000 was recorded for restructuring and related costs associated with the Company’s exit from under-performing markets. In the quarter ended August 31, 2002, the Company recorded the final expenses of its restructuring plan in the amount of $270,000. These costs represent the costs of closing 24 under-performing stores and costs of not opening 3 new stores in new or under-performing markets. The amounts recorded consist of the costs associated with buying out store leases, store closing costs, and the loss on the sale or abandonment of leasehold improvements and furniture and fixtures. There was no remaining liability as of November 30, 2003. As of November 30, 2003, the following amounts were recorded:

Activity For the Period Ended November 30, 2003

	Balance at			Balance at
	February 28,		Write-offs/	November 30,
	2003	Accruals	Payments	2003

Lease exit costs	$62,000	$—	$62,000	$—
Sale/disposal of fixed assets	—	—	—	—
Severance costs	—	—	—	—
Professional fees	3,000	—	3,000	—

Totals	$65,000	$—	$65,000	$—

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

During the first quarter ended May 31, 2002, the Company purchased an interest rate cap for $152,000 with a notional amount of $20 million. The fair value of the interest rate cap agreement was $4,000 at November 30, 2002 and was recorded in other long-term assets in the Consolidated Balance Sheet at November 30, 2002. The decrease in the fair market value of the interest rate cap was $148,000 for the year ended February 28, 2003 and was reflected in selling, general and administrative expenses. The fair value of the interest rate cap agreement was $4,000 at November 30, 2003 and is recorded in other long-term assets in the Consolidated Balance Sheet at November 30, 2003. To determine the fair values of derivative and financial instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at the balance sheet date. For the majority of financial instruments including derivatives and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

H.   DISCONTINUED OPERATIONS

On June 22, 2003, the Company completed its exit from the state of Kansas resulting in an $86,000 year-to-date loss from disposal of discontinued operations, net of $0 tax benefit. The Kansas operations for the nine months ended November 30, 2003 resulted in a $125,000 loss from discontinued operations, net of $0 tax benefit. On December 31, 2002, the Company completed its exit from the state of Iowa and as such the Iowa operations have been reclassified for the three and nine month periods ending November 30, 2002 and are combined with the Kansas operations for those same periods in discontinued operations. Discontinued operations for the nine months ended November 30, 2002 is composed of a $105,000 loss, net of $62,000 tax benefit, relating to the Company’s exit from the state of Kansas and a loss of $126,000, net of $74,000 tax benefit, resulting from the Company’s exit from the state of Iowa.

I.   GUARANTEE OBLIGATIONS

As the Company’s strategies and needs change, the Company will from time to time exit locations and assign the underlying lease obligation to unrelated third parties. The Company currently has eight assigned leases in which it remains secondarily liable if the assignee defaults on the obligations. If an assignee were to default and the Company was required to fulfill the obligation to the lessor, the assignee would then be indebted to the Company for the amount the Company was required to pay out. These assigned leases expire at various times from January 2004 to December 2010. As of November 30, 2003, the maximum amount of future lease payments that the Company would be required to make if all of the assignees were to default was approximately $2,037,000. The reserve for these potential liabilities was $638,000 at November 30, 2003, which the Company believes is adequate based on the historical trend of actual defaults. As of November 30, 2003 only one of the eight assignees was in arrears to the landlord, and the Company is currently involved in litigation with regards to this assignee. The maximum amount of lease payments that the Company is secondarily liable for in connection with this lease is approximately $209,000.

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

For purposes of pro forma net income and earnings per share calculations in accordance with SFAS 123, for each option granted during the three and nine months ended November 30, 2003 and 2002 the fair value is estimated using the Black-Scholes option-pricing model. The assumptions used are as follows:

	For the three months		For the nine months
	ended November 30,		ended November 30,
	2003	2002	2003	2002

Risk-free interest rate	4.52%	4.55%	4.52%	4.55%
Dividend yield	0%	0%	0%	0%
Volatility factor	.479	.493	.479	.493
Expected life	10 years	10 years	10 years	10 years

The following table illustrates the effect on net income and earnings per share for the three and nine months ended November 30, 2003 and 2002, if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation.

	For the three months		For the nine months
	ended November 30,		ended November 30,

	2003	2002	2003	2002

Net loss, as reported	$(1,445,000)	$(692,000)	$(5,376,000)	$(3,120,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	4,000	10,000

Pro forma net loss	$(1,445,000)	$(692,000)	$(5,380,000)	$(3,130,000)

Basic and diluted net loss per share, as reported	$(0.17)	$(0.08)	$(0.63)	$(0.37)

Basic and diluted net loss per share, pro forma	$(0.17)	$(0.08)	$(0.64)	$(0.37)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Application of Critical Accounting Policies

The Company’s critical accounting policies as of November 30, 2003 have not materially changed since February 28, 2003. It is suggested that this discussion and analysis be read in conjunction with the critical accounting policies included in the Company’s latest annual report on form 10-K for the fiscal year ended February 28, 2003.

Net Sales

Comparable store sales remained constant for the quarter ended November 30, 2003 compared to the same quarter of the prior year. The Company’s total net sales for the quarter decreased to $21,176,000 from $21,597,000, a 2% decrease, while operating an average of 5% fewer stores in the third quarter of the current fiscal year. Comparable store sales increased 1% during the first nine months of the year. The Company’s total net sales for the nine months ended November 30, 2003, decreased to $60,221,000 from $61,570,000, a 2% decrease, while operating an average of 6% fewer stores in the first three quarters of the current year. At November 30, 2003, the Company operated 91 stores in 18 states compared to 96 stores in 20 states at November 30, 2002. In December 2003, the Company closed one under-performing store in Charlotte NC. As of December 31, 2003, the Company operates 90 stores in 18 states. The Company has no commitments to open additional stores in the remainder of this fiscal year.

The Company seeks to distinguish itself from its competition by its offering of larger diamonds, fine Swiss watches, and fashionable jewelry. Adjustments in the mix of its merchandise offering during the third quarter ended November 30, 2003 resulted in a 12% increase to $279 from $249 for the average price of each piece of merchandise sold. This offsets a 10% reduction in the number of customer transactions for comparable stores in the current quarter compared to the same quarter a year ago. Management is evaluating the Company’s marketing alternatives to address the decrease in customer transactions, some of which is attributable to apparently lower customer traffic in the malls in which the Company operates. Inventory items that have the most favorable turnover and are the most profitable have been identified as core items. The Company averaged 97% in-stock on its core items during the third quarter of fiscal 2004, compared to 97% last year; it averaged 94% in-stock on its entire basic merchandise mix compared to 93% for the same quarter a year ago. During the quarter ended November 30, 2003, core merchandise accounted for 41% of net sales, 34% of the items offered in the Company’s basic merchandise mix, and 32% of its inventory investment. In the same quarter last year, core merchandise accounted for 48% of net sales, 50% of the items offered by Reeds, and 32% of its inventory investment.

     Gross Profit

Gross margins were 49% of net sales during the quarter and year-to-date period, down from 50% in the third quarter and year-to-date period of last year. In the fiscal year ending February 28, 2002, the Company recorded a $2 million charge as part of its restructuring plan for excess inventory reflected as a reduction in gross profit. The charge was based upon management’s estimate of the impact on margin over the upcoming fiscal year as the excess inventory was liquidated or remanufactured. Approximately 40% and 70% of the excess inventory was liquidated or remanufactured during the quarter ended and nine months ended November 30, 2002, respectively. The corresponding $.8 million and $1.4 million reduction in inventory reserve was reflected as an increase in gross profit for the third quarter and nine months ended November 30, 2002, respectively. Gross margins, excluding the inventory reserve adjustments, were 49% during the third quarter of the current fiscal year, up from 46% in the third quarter of last year. Year-to-date gross margins, excluding the inventory reserve adjustments, were 49% in the current fiscal year, up from 47% for the first nine months last year. The lower margins for the prior year third quarter and nine months ended November 30, 2002 were primarily due to management’s successful efforts to improve inventory turns by rapidly marking down slower-moving inventory.

     Selling, General, and Administrative Expenses (SG&A)

Total SG&A increased 2% or $163,000 in the third quarter of this year compared to the same period a year ago. As a percentage of net sales, SG&A was 51% and 49% for the quarters ended November 30, 2003 and 2002, respectively. The change in SG&A resulted from a $140,000 decrease in labor costs, a $32,000 decrease in occupancy costs and a $31,000 decrease in other SG&A costs in the third quarter of the current year compared to the same quarter in the prior year. The SG&A expenses in the third quarter of the current year were reduced by $0 of net extended service agreement (“ESA”) revenue compared to a reduction of $366,000 in the same quarter last year. Beginning May 2003, the Company began recording ESA revenue in net sales and their corresponding costs in costs of sales as a result of offering a new ESA product. The Company began selling an ESA product with new features such as giving the customer the option of sending off their merchandise to be repaired by a third party designated by the ESA provider or having their merchandise repaired by Reeds Jewelers. The new ESA product also contains a provision where the customer’s merchandise will be replaced if conditions outlined in the ESA are met. Net ESA revenue from the former ESA program was recorded as a reduction to selling, general, and administrative expenses. Year-to-date selling, general, and administrative expenses decreased 0.5% or $149,000 from the same period in the prior year. SG&A was 53% and 52% of net sales for the first nine months ended November 30, 2003 and 2002, respectively. The change in SG&A resulted from a $904,000 decrease in labor costs, a $290,000 decrease in occupancy costs and an $88,000 increase in other SG&A costs for the first nine months of the current year compared to the same period in the prior year. The year-to-date SG&A expenses of the current year were reduced by $156,000 of net extended service agreement (“ESA”) revenue from the prior ESA program compared to a reduction of

$1,113,000 in the same period last year. The decrease in labor costs is primarily a result of lower incentive compensation earned by store personnel and management’s efforts to decrease personnel costs. The lower occupancy costs are a direct result of operating fewer stores in the current year.

     Interest Expense

The average borrowings on the Company’s line of credit for the quarter dropped 4% over the same quarter last year. The Company’s effective pre-tax interest rate during the quarter decreased to 4.9% from 5.6% for the same period in the previous year. As a result of these two factors, interest expense for the quarter was $337,000, 15% lower than the same quarter last year. The average borrowings on the Company’s line of credit for the nine months ended November 30, 2003 were 6% lower than the same nine months last year. The Company’s effective pre-tax interest rate during the first nine months of the year was 5.1%, down from 5.6% for the same period in the previous year. As a result, year-to-date interest expense was $957,000, 14% lower than the same period last year.

     Discontinued Operations

On June 22, 2003, the Company completed its exit from the state of Kansas resulting in an $86,000 year-to-date loss from disposal of discontinued operations, net of $0 tax benefit. The Kansas operations for the nine months ended November 30, 2003 resulted in a $125,000 loss from discontinued operations, net of $0 tax benefit. Discontinued operations for the three quarters ended November 30, 2002 is composed of a $105,000 loss, net of $62,000 tax benefit, relating to the Company’s exit from the state of Kansas and a loss of $126,000, net of $74,000 tax benefit, resulting from the Company’s exit from the state of Iowa which was completed in December of 2002.

     Income Taxes & Net Loss

The Company has established valuation allowances against the deferred tax benefit from previous years’ losses. The Company does not expect its income tax expense for the current year to exceed the $1.1 million reserve against deferred tax assets. Therefore no income tax expense or benefit is reflected in the current year. A tax benefit of $361,000 was recognized in the third quarter last year and a year-to-date benefit of $1,696,000 was recognized for the first nine months of last year. The Company’s anticipated net effective tax rate was 0% and 37% in the first three quarters of fiscal 2004 and 2003, respectively. For the quarter ended November 30, 2003, Reeds had a net loss of $1.4 million, or $.17 per share loss, compared to a net loss of $692,000, or $.08 per share loss, in the quarter ended November 30, 2002. For the first nine months of the fiscal year ending in 2004, Reeds had a net loss of $5.4 million, or $.63 per share loss, compared to a net loss of $3.1 million, or $.37 per share loss in the prior year comparative period.

Liquidity and Capital Resources

Reeds Jewelers requires cash for purchasing inventory, updating technology and equipment, opening new stores, and remodeling existing locations. The Company’s primary sources of liquidity are cash flows generated from operations and its revolving credit facility with a major bank. Cash used in operations for the nine months ended November 30, 2003 was $6,263,000 compared to $11,155,000 used for the nine months ended November 30, 2002. Two main factors contributed to the change in cash flows from operations. First, accounts payable increased $10,673,000 for the nine months ended November 30, 2003 compared to an increase of only $1,877,000 for the same period in the prior year. Second, income taxes receivable decreased $201,000 in the first nine months ended November 30, 2003 compared to a decrease of $4,299,000 in the same period of 2002. The receipt of a $200,000 tax refund in June 2003 compared to a $6.3 million dollar tax refund from NOL carrybacks in June 2002 were the main reasons for the lower reduction of income taxes receivable for the nine months ended November 30, 2003 versus the same period in 2002.

The asset-based revolving credit agreement with the Company’s bank is collateralized by substantially all of the Company’s assets and permits borrowings of up to $30 million, subject to “advance rates” applied to levels of eligible inventory. The Company could have borrowed $28.0 million at November 30, 2003 based on its eligible inventory and a 65% advance rate; at that time, $26.6 million was outstanding. The loan agreement requires Reeds Jewelers to satisfy certain financial and other covenants including (1) maintaining a minimum amount of EBITDA and (2) limiting capital expenditures to an agreed specified amount. At November 30, 2003, the Company was in compliance with these financial covenants as amended in March 2003.

The Company borrowed $1,734,000 from three related parties in conjunction with the pay-off of its previous revolving credit facility. Interest is payable at the prime rate (4.00% at November 30, 2003) quoted in The Wall Street Journal plus 6%. The note is secured and is subordinate to the revolving credit facility with the Company’s bank. The loan matures on February 28, 2005, but principal payments may be made earlier based on the Company achieving certain financial targets.

The Company also has subordinated notes totaling $845,000 with three related parties, with interest payable monthly at the prime rate (4.00% at November 30, 2003). The notes are unsecured and are subordinate to the revolving credit facility.

Reeds Jewelers expects to incur capital expenditures of approximately $1 million during the fiscal year ending February 29, 2004 for store remodels, equipment upgrades, and the construction of two new stores planned to open in spring of 2004. Management does not plan to open additional locations in the current fiscal year.

Working Capital

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $36,781,000 and 2.6 to 1 at November 30, 2003 compared with $33,550,000 and 3.7 to 1 at February 28, 2003 and $12,638,000 and 1.25 to 1 at November 30, 2002. Working capital needs normally peak in the third quarter as the Company increases inventories to meet anticipated demand during the Christmas selling season. The fourth quarter has historically produced the majority of the Company’s cash flows from operations.

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

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risks

The Company believes that the market risk related to interest rate changes as of November 30, 2003 has not materially changed since February 28, 2003. The market risk disclosure in the Company’s Annual Report on Form 10-K for the year ended February 28, 2003 is incorporated by reference herein.

ITEM 4.      Internal Controls

As of the end of the period covered by this report an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period. There have been no significant changes in the Company’s internal controls or in other factors during the Company’s most recent fiscal quarter that could significantly affect the Company’s internal control over financial reporting.

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

The Participating Zimmer Family Members expect to commence the tender offer as soon as practical. Once the tender offer is commenced, offering materials will be mailed to the Company’s shareholders and the Participating Zimmer Family Members will file all necessary information with the United States Securities and Exchange Commission (the “Commission”). The commencement and completion of the tender offer and, if the tender offer is completed, the consummation of the merger will not require any approval by the Company’s board of directors. The Participating Zimmer Family Members have not asked the Company’s board of directors to approve the tender offer or the merger.

If successful, immediately following the consummation of the merger, the Participating Zimmer Family Members indicated their intention to file an application with the Securities and Exchange Commission to terminate the registration under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the shares of the Company’s common stock. Upon such termination, the Company will no longer be subject to the reporting requirements of the Exchange Act. Furthermore, termination of the registration of the shares under the Exchange Act will cause the shares of the Company’s common stock to cease to be quoted on the American Stock Exchange.

Item 6.      Exhibits and Reports on Form 8-K.

     (a)       Exhibits.

31.1	Rule 13a–14(a) Certification of Chief Executive Officer.

31.2	Rule 13a–14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

     (b)       Reports on Form 8-K.

On September 10, 2003, the Company furnished under Item 12 of Form 8-K a press release containing the financial results for the second quarter ended August 31, 2003.

On December 23, 2003, the Company furnished under Item 12 of Form 8-K a press release containing the financial results for the third quarter ended November 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEDS JEWELERS, INC.

January 14, 2004	/s/ James R. Rouse James R. Rouse Treasurer and Chief Financial Officer